Form 10-Q
period 1996-03-30
PINNACLE MICRO INC
filed 1996-05-14
CIK 904344

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period ____________ to ___________

                         Commission File Number 0-21892

                              PINNACLE MICRO, INC.
           (Exact name of the registrant as specified in its charter)

                Delaware                                33-0238363
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                  19 Technology Drive, Irvine, California 92718
                    (Address of principal executive offices)

                                  714/789-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X.
                                      ----    ----

As of May 13, 1996, there were outstanding 7,916,550 shares of the Registrant's Common Stock.

                               Page 1 of 13 Pages
                        Exhibit Index appears on page 12

                              PINNACLE MICRO, INC.

                                      INDEX

Part I.  Financial Information

              Item 1. Financial Statements

                      Condensed Balance Sheets at March 30, 1996
                      and December 30, 1995                                    3

                      Condensed Statements of Operations for the thirteen
                      weeks ended March 30, 1996 and April 1, 1995             4

                      Condensed Statements of Cash Flows for the thirteen
                      weeks ended March 30, 1996 and April 1, 1995             5

                      Notes to Condensed Financial Statements                  6

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            8

     Part II.         Other Information

              Item 6. Exhibits and Reports on Form 8-K                        12

     Signatures                                                               13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                            March 30,            December 30,
                                                              1996                   1995
                                                            ---------            ------------
Assets
   Current assets:
       Cash and cash equivalents                          $  3,812,000           $  3,606,000
       Accounts receivable, net                             12,089,000             11,354,000
       Income taxes receivable                                 999,000                999,000
       Inventories                                          13,733,000             11,413,000
       Prepaid expenses and other current assets             1,114,000                961,000
       Deferred income taxes                                 1,058,000              1,058,000
                                                          ------------           ------------
   Total current assets                                     32,805,000             29,391,000
   Furniture and equipment, net                              2,362,000              2,098,000
   Deferred income taxes                                       213,000                213,000
   Other assets                                                446,000                303,000
                                                          ------------           ------------
   Total assets                                           $ 35,826,000           $ 32,005,000
                                                          ============           ============

Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable                                   $ 15,214,000           $ 11,644,000
       Accrued expenses                                      1,590,000              1,244,000
       Payroll related liabilities                           1,120,000                956,000
       Note payable to bank and current
          portion of long-term debt                          3,781,000                  6,000
                                                          ------------           ------------
    Total current liabilities                               21,705,000             13,850,000
    Long-term debt, less current portion                         6,000                 14,000
    Accrued litigation settlement                            1,400,000              1,400,000
    Commitments and contingencies
    Stockholders' equity:
       Common stock                                              8,000                  8,000
       Additional paid-in capital                           16,158,000             16,158,000
       Retained earnings                                    (3,140,000)               775,000
       Foreign currency translation adjustment                (311,000)              (200,000)
                                                          ------------           ------------
    Total stockholders' equity                              12,715,000             16,741,000
                                                          ------------           ------------
    Total liabilities and stockholders' equity            $ 35,826,000           $ 32,005,000
                                                          ============           ============


The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Thirteen Weeks Ended   Thirteen Weeks Ended
                                                   March 30, 1996         April 1, 1995
                                                   --------------         -------------
Net sales                                           $ 17,434,000           $ 20,185,000
Cost of sales                                         14,306,000             14,501,000
                                                    ------------           ------------
Gross profit                                           3,128,000              5,684,000
                                                    ------------           ------------

Operating expenses:
    Selling, general and administrative                5,252,000              4,692,000
    Research and development                           1,592,000                789,000
    Nonrecurring charges                                 164,000                225,000
                                                    ------------           ------------
       Total operating expenses                        7,008,000              5,706,000
                                                    ------------           ------------

Operating loss                                        (3,880,000)               (22,000)
Interest income (expense)                                (32,000)                41,000
                                                    ------------           ------------
Income (loss) before income taxes                     (3,912,000)                19,000
Income tax expense                                         3,000                  7,000
                                                    ------------           ------------
Net income (loss)                                   $ (3,915,000)          $     12,000
                                                    ============           ============

Net income (loss) per share                         $      (0.50)          $       0.00
                                                    ============           ============

Weighted average common shares outstanding             7,868,000              7,925,000
                                                    ============           ============



The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Thirteen Weeks Ended  Thirteen Weeks Ended
                                                                 March 30, 1996        April 1, 1995
                                                                 --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $(3,915,000)          $    12,000
    Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                   328,000               217,000
       Provision for doubtful accounts                                 220,000                77,000
       Provision for product returns and price protection              406,000                 7,000
       Provision for inventory obsolescence                            338,000                 4,000
       Deferred compensation recognized                                   --                   4,000
       Changes in operating assets and liabilities:
          Accounts receivable                                       (1,361,000)           (2,710,000)
          Income taxes receivable                                         --                 (73,000)
          Inventories                                               (2,658,000)             (907,000)
          Prepaid expenses and other current assets                   (153,000)             (141,000)
          Other assets                                                (167,000)             (173,000)
          Accounts payable and accrued expenses                      3,833,000             6,567,000
          Payroll related liabilities                                  164,000                62,000
          Income taxes payable                                            --                (294,000)
                                                                   -----------           -----------
    Net cash provided by (used in) operating activities             (2,965,000)            2,652,000
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING  ACTIVITIES
    Sale of short-term investments                                        --               1,235,000
    Purchase of furniture and equipment                               (568,000)             (190,000)
                                                                   -----------           -----------
    Net cash provided by (used in) investing activities               (568,000)            1,045,000
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING  ACTIVITIES
    Proceeds from note payable to bank                               3,775,000                  --
    Principal payments on note payable to bank                            --              (1,400,000)
    Principal payments on long-term debt                                (8,000)              (11,000)
    Proceeds from exercise of stock options                               --                   2,000
    Proceeds from issuance of stock through
       the employee stock purchase plan                                   --                  62,000
                                                                   -----------           -----------
    Net cash provided by (used in) financing activities              3,767,000            (1,347,000)
                                                                   -----------           -----------
Effect of exchange rate changes on cash                                (28,000)                5,000
                                                                   -----------           -----------
Increase in cash and cash equivalents                                  206,000             2,355,000
Cash and cash equivalents at beginning of period                     3,606,000             4,866,000
                                                                   -----------           -----------
Cash and cash equivalents at end of period                         $ 3,812,000           $ 7,221,000
                                                                   ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                       $    36,000           $     9,000
                                                                   ===========           ===========
    Income taxes                                                   $      --             $   375,000
                                                                   ===========           ===========

The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO. INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 30, 1996
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Period Accounting Policies

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 30, 1995. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen weeks ended March 30, 1996 and April 1, 1995.

         Revenue Recognition

         The Company recognizes product sales revenue at the time of shipment and records a reserve for estimated sales returns and price adjustments. The Company has agreements with its resellers which, under certain circumstances, provide for stock rotation for slow-moving items and price protection for inventories held by resellers at the time of published price reductions.

         Foreign Currency Transactions

         Gains and losses from foreign currency transactions are included in operating results, in selling, general and administrative expenses. Transaction gains increased operating income in the thirteen weeks ended March 30, 1996 by approximately $48,000. Transaction losses decreased operating income in the thirteen weeks ended April 1, 1995 by approximately $585,000. Losses resulted from the strength in the Japanese Yen in relationship to the U.S. dollar, while gains resulted from weakness in the Japanese Yen in relationship to the U.S. dollar.

2.       INVENTORIES

         Inventories consist of the following:

                                                   March 30,       December 30,
                                                     1996              1995
                                                     ----              ----
         Components and work-in-process          $12,444,000       $  9,522,000
         Finished goods                            1,289,000          1,891,000
                                                 -----------        -----------
                                                 $13,733,000        $11,413,000
                                                 -----------        -----------

3.       INCOME TAXES

         The Company estimated an effective tax rate of 38.5% for the thirteen weeks ended April 1, 1995. The Company did not accrue a tax benefit for the operating loss incurred in the thirteen week period ended March 30, 1996, as it believes it will incur additional operating losses in the foreseeable future which may reduce the likelihood that such benefits could be realized.

4.       CONTINGENCIES

         The Company and members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management cooperated fully with the investigation.

         The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries related principally to the Company's accounting for expenditures to design and develop components incorporated into certain of the Company's products. The Company continues to cooperate fully with the SEC. The Company expects to incur significant legal costs related to these investigations in 1996.

         On March 15, 1996, a complaint was filed against the Company and certain of its officers and directors in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al.
         v. William Blum et al., Case No. SACV96-261GLT. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. However, any adverse determination with respect to the pending lawsuit could have a material adverse effect on the Company's financial statements. The Company expects to incur significant legal costs relating to this suit in 1996.

         The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these other legal matters will have a material adverse effect on the Company's financial statements.

           THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISK FACTORS SET FORTH IN EACH SECTION OF THIS REPORT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's existing products, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising, promotion and research and experimentation.

In addition, the Company's component purchases, production and spending levels are based upon forecasted demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems or data storage products. Further, as is common in many high technology companies, the Company's shipments tend to be disproportionately higher in the latter part of each quarter. The Company has historically experienced an increase in the number of orders and shipments in the latter part of each calendar quarter and the Company expects this pattern to continue in the future. This pattern was seen in the first quarter. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter. Past results are not necessarily indicative of future performance for any particular period.

The Company continues to face competition from other, much larger, magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have much larger R&D budgets and staffs, much greater engineering and manufacturing experience, and may be able to bring products to market that force the Company to reduce its prices in order to remain competitive. Such price competition would likely have the effect of reducing the Company's margins, thereby making it more difficult for the Company to maintain or increase its revenues and consequently to achieve a profit.

Net Sales

Net sales were $20,185,000 and $17,434,000 for the thirteen weeks ended April 1, 1995 and March 30, 1996, respectively, representing a decrease of approximately 14%. This decrease is primarily attributable to decreased unit sales of the Sierra and Tahoe products which are nearing the end of their product lives, and reduced unit sales price for CD-R products.

Gross Profit

Gross profit decreased from $5,684,000 for the thirteen weeks ended April 1, 1995, to $3,128,000 for the thirteen weeks ended March 30, 1996, and decreased as a percentage of net sales from approximately 28.2% to 17.9%. Part of this reduction in gross profit has occurred as a result of the Sierra and Tahoe products approaching the end of their product lives. Additionally, the Company has observed increased competition in the recordable CD market. This competition has placed additional pressures on selling prices and gross margins in the current period, and it is expected to continue to place pressure on gross margins in future periods.

In addition, the Company has established manufacturing facilities in Colorado Springs, Colorado, which are devoted to the production of the Company's Vertex and Apex products. At present, only very small volumes of these products have been produced at low yields which has resulted in high scrap and rework costs. These costs, along with the overhead associated with this facility, have also significantly reduced the Company's gross margin in the current period. This facility and its operations will continue to negatively impact the Company's gross margin until production yields and volumes increase significantly for the Vertex and Apex products.

Selling, General and Administrative

Selling, general and administrative expenses were $4,692,000 and $5,252,000 in the thirteen weeks ended April 1, 1995 and March 30, 1996, respectively, and represented approximately 23.2% and 30.1% of net sales, respectively. In the thirteen weeks ended April 1, 1995 and March 30, 1996, selling, general and administrative expenses increased by $585,000 and decreased by $48,000, respectively, as a result of the U.S. dollar fluctuating in value in relationship to the Japanese Yen for transactions denominated in Japanese
Yen. The increase in expenditures was also the result of increased advertising and promotional expenditures and the expansion of the Company's sales and administrative staffs.

Research and Development

Research and development expenses were approximately $789,000 and $1,592,000 for the thirteen weeks ended April 1, 1995 and March 30, 1996, respectively, or 3.9% and 9.1% of net sales, respectively. These increases resulted from increased staffing at the Company's research and development facility, along with expenses for Vertex and Apex prototypes and for ASIC development fees paid to third parties. The Company expects to increase its research and development during the next twelve months to complete the development of the Vertex and Apex products, and to fund new product development projects.

Nonrecurring charges

Nonrecurring charges were approximately $225,000 and $164,000 in the thirteen weeks ended April 1, 1995 and March 30, 1996, respectively. Included in nonrecurring charges are certain professional fees related to the restatements of certain of the Company's financial statements and related legal matters. Management expects legal fees to continue at significant levels through 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1996, the Company had cash and cash equivalents of $3,812,000 as compared to $3,606,000 at December 30, 1995. During the thirteen weeks ended April 1, 1995 the Company's operations provided $2,652,000 in cash, while they used $2,965,000 in cash during the thirteen weeks ended March 30, 1996. Inventories increased from $11,413,000 at December 30, 1995 to $13,733,000 at March 30, 1996 as additional Vertex and Apex related inventory was received, but shipments of these products were at lower levels than had been planned. Accounts payable increased from $11,644,000 at December 30, 1995 to $15,214,000 at March 30, 1996 as higher than normal levels of inventory components were received late in the current period, such that associated suppliers were not paid until the subsequent period. Accounts receivable increased from $11,354,000 at December 30, 1995 to $12,089,000 at March 30, 1996 as the Company experienced increased sales late in the current period.

Portions of the Company's accounts payable balance typically include items denominated in Japanese Yen. As the Japanese Yen generally strengthened during the thirteen weeks ended April 1, 1995, the cost to repay these liabilities in terms of U.S. dollars increased substantially. In contrast, as the Japanese Yen generally weakened during the thirteen weeks ended March 30, 1996, the cost to repay these liabilities in terms of U.S. dollars decreased. (See "Selling, General and Administrative" above for details of these expenses during the thirteen weeks ended April 1, 1995 and March 30, 1996.) While a portion of these Japanese Yen liabilities were hedged at March 30, 1996, the Company's hedged position varies, and at times the Company is unhedged.

The Company's investing activities during the thirteen weeks ended March 30, 1996 included capital expenditures for test and manufacturing equipment primarily associated with the Company's manufacturing facility in Colorado.

As a direct result of the fourth quarter 1995 and first quarter 1996 operating losses, the Company was in default of certain covenants related to its $5,000,000 line of credit agreement. While this agreement was extended through June 16, 1996, the lender requested and obtained the Company's consent to enter into a general security agreement pledging the Company's assets to collateralize the Company's obligation to the lender. In the event a replacement lender is not obtained, the Company may not be able to make complete repayment of all amounts payable under the line of credit if demand for payment is made. Management is working diligently to enter into a new lending relationship, but asset backed financing may not be sufficient as losses are forecast to continue and revenues are likely to also decline, unless or until Vertex and Apex begin shipment. Consequently, the Company is seeking additional capital through various means. Under the circumstances, the Company's cost of credit and capital will likely increase, and may reduce future earnings. The Company is working to reduce expenses significantly. The Company plans to make substantial progress towards raising capital and reducing expenses in the second and third quarters. If the Vertex and Apex manufacturing delays extend into and past the third quarter of 1996, the Company may face cash flow pressures which in turn may affect the strategic direction of the Company. The Company's cash reserves could be materially affected by a number of different factors including, but not limited to, changes in operating results, currency fluctuations, changes in market conditions, the overall state of the economy, and litigation in which the Company is currently engaged.

RECENT DEVELOPMENTS

Vertex and Apex

A portion of the shortfall in revenue is attributable to continuing difficulties in the engineering and testing the Vertex and Apex products, as well as to problems experienced in a CD-R product transition. Vertex was not manufactured in acceptable yields in the first quarter, which resulted in limited sales. Vertex and Apex are responsible for increased scrap and rework costs and continuing test and engineering expenses. The additional overhead expenses of the Colorado Springs manufacturing facility were not offset by anticipated revenues from Vertex and Apex. The Company's Sierra and Tahoe products are reaching the end of their lives with related declines in revenue and margin contribution.

Business Risks

The Company expects that ending gross margins on existing products, competitive pressures and costs associated with launching Vertex and Apex, as well as temporary restructuring charges arising from the reduction in force, will cause losses to continue at approximately the current rate into the third quarter. The Company's ability to be profitable is dependent upon its ability to ship the new Vertex and Apex products. As the Company has previously stated in other public releases, its research and development team has continued to encounter unexpected engineering problems associated with manufacturing Vertex and Apex in large volumes. The Company has not yet met manufacturing yield targets for Apex or Vertex and may not be able to do so in the future.

The engineering problems which delayed the original shipment of Vertex and Apex drives, are expected to continue to do so in the second quarter and additional delays may continue thereafter. The Company currently plans to redesign Vertex with new shipments to begin in the third quarter. The Company also intends to redesign and update Apex with new shipments to begin in the fourth quarter. However, the actual production ship date for both Vertex and Apex critically depend upon keeping the current engineering team together, adding personnal where needed and the cooperation of suppliers of key components and subassemblies. Although the Company is working to solve all of these problems and ship Vertex and Apex in volume, it may be unable to do so.

Management Restructuring

There has been a complete restructuring of the Company's existing management team. William F. Blum, founder, President and CEO retired on May 12, 1996. Lawrence Goelman, who was recently named to the Company's Board of Directors, will serve as President and CEO until a permanent replacement for William F. Blum can be found. The Company also announced the hiring of an Executive Vice President of Technology, a new General Counsel, and the acceptance of an offer for employment by a permanent CFO. The Company learned on May 13, that the CFO to be reneged on his acceptance to take another position; Daryl White, an outside board member, is the new Chairman of the Board.

The new management team, built in the first quarter, consists of: Lawrence Goelman, President and Chief Executive Officer; Ken Campbell, Executive Vice President, Technology and General Manager; Scott Blum, Executive Vice President, Marketing; James Hanley, Senior Vice President, Corporate Development; Phil Gioia, Vice President, Manufacturing and Procurement; and Jonathan Eddison, Vice President and General Counsel. The Company is actively recruiting a new Chief Financial Officer.

Loan Default

As disclosed in the Company's 1995 Annual Report on Form 10K, as a direct result of the fourth quarter 1995 operating loss, the Company was in default of certain of its loan covenants. While the lender has extended the current financing relationship, borrowings under this agreement are due and payable upon demand. If the loan is not extended, it could become payable in full on June 16, 1996 if the lender were to demand payment at that time. The Company's borrowings at March 30, 1996 totaled $3,775,000. Management believes that a replacement lender can be found in the second quarter, and is in active discussions with several institutions. No lending commitments have been made as of the date of this report and the effect of the Company's first quarter loss on lenders' willingness to extend credit is uncertain. As any such replacement lender will be a secured lender, the capital available to the Company will be constrained by CD-R and CD-ROM sales accounts receivable (which are subject to quarterly and seasonal fluctuations as described elsewhere in the Company's reports) until Vertex and Apex ship in volume. (See "Liquidity and Capital Resources.")

Legal Proceedings

The Company and members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management have been cooperating fully with the investigation. The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC.

On March 15, 1996, a complaint was filed against the Company and certain of its officers and directors in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The Company denies all allegations and intends to vigorously contest the suit. The ultimate outcome of this matter cannot presently be determined. The Company expects to incur significant legal costs relating to this suit in 1996. (See Note 4 of Notes to Condensed Financial Statements.)

Optical Patent Licensing

If and when Vertex and Apex go into mass production, the Company believes that it will be necessary to enter into license negotiations with certain licensors. The Company already has agreements with certain suppliers which shift the royalty burden, or a portion of it, to them. The Company believes that it will be able to successfully conclude license negotiations on terms comparable to similarly situated licensees. At present there can be no assurance as to when those negotiations will be concluded or what effect any royalty payments will have on the Company's results of operations.

Because of these and other factors affecting the Company's operating results, including the uncertainties relating to the pending litigation and SEC investigations, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27  Financial Data Schedule

         (b)   Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated February 20, 1996, announcing the resignation of Coopers & Lybrand L.L.P., the former independent accountants of the Company.

               The Company filed a Current Report on Form 8-K, dated March 14, 1996, announcing the engagement of BDO Seidman, LLP, as its independent auditors.

                                   SIGNATURES

                              PINNACLE MICRO, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1996                            By:    /s/ Lawrence Goelman
                                               ---------------------------------
                                               Lawrence Goelman, President and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)

May 14, 1996

                                         By:   /s/ Kevin L. Lehnert
                                               ---------------------------------
                                               Kevin L. Lehnert
                                               Acting Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)