Form 10-Q
period 1996-06-29
PINNACLE MICRO INC
filed 1996-08-13
CIK 904344

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       or

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

                 19 Technology Drive, Irvine, California 92618
                    (Address of principal executive offices)

                                 (714) 789-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No  X .
                                        ---      ---

As of July 30, 1996, there were outstanding 7,924,850 shares of the Registrant's Common Stock.

                               Page 1 of 13 Pages
                        Exhibit Index appears on page 12

                              PINNACLE MICRO, INC.

                                      INDEX

Part I.  Financial Information

              Item 1. Financial Statements                                      3

                      Condensed Balance Sheets at June 29, 1996
                      and December 30, 1995                                     3

                      Condensed Statements of Operations for the thirteen
                      weeks and twenty-six weeks ended June 29, 1996
                      and July 1, 1995                                          4

                      Condensed Statements of Cash Flows for the
                      twenty-six weeks ended June 29, 1996 and July 1, 1995     5

                      Notes to Condensed Financial Statements                   6

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations             8

Part II.  Other Information

              Item 1. Legal Proceedings                                        10

              Item 5. Other Information                                        10

              Item 6. Exhibits and Reports on Form 8-K                         12

Signatures                                                                     13


                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS

                                                                  June 29,          December 30,
                                                                    1996                1995
                                                                -----------         -----------
                                                                (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                                $ 2,720,000         $ 3,606,000
       Accounts receivable, net                                   8,741,000          11,354,000
       Income taxes receivable                                      921,000             999,000
       Inventories                                               14,337,000          11,413,000
       Prepaid expenses and other current assets                  1,329,000             961,000
       Deferred income taxes                                      1,058,000           1,058,000
                                                                -----------         -----------
    Total current assets                                         29,106,000          29,391,000
    Furniture and equipment, net                                  2,113,000           2,098,000
    Deferred income taxes                                           213,000             213,000
    Other assets                                                    322,000             303,000
                                                                -----------         -----------
    Total assets                                                $31,754,000         $32,005,000
                                                                ===========         ===========

Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable                                         $13,929,000         $11,644,000
       Accrued expenses                                           1,571,000           1,244,000
       Payroll related liabilities                                1,106,000             956,000
       Note payable to bank and current
          portion of long-term debt                               5,000,000               6,000
                                                                -----------         -----------
    Total current liabilities                                    21,606,000          13,850,000
    Long-term debt, less current portion                                 --              14,000
    Accrued litigation settlement                                   980,000           1,400,000
    Commitments and contingencies
    Stockholders' equity:
       Common stock                                                   8,000               8,000
       Additional paid-in capital                                16,578,000          16,158,000
       Retained earnings                                         (7,053,000)            775,000
       Foreign currency translation adjustment                     (365,000)           (200,000)
                                                                -----------         -----------
    Total stockholders' equity                                    9,168,000          16,741,000
                                                                -----------         -----------
    Total liabilities and stockholders' equity                  $31,754,000         $32,005,000
                                                                ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               13 Weeks Ended   13 Weeks Ended     26 Weeks Ended    26 Weeks Ended
                                               June 29, 1996       July 1, 1995     June 29, 1996      July 1, 1995
- -------------------------------------------------------------------------------------------------------------------
Net sales                                       $12,333,000        $20,600,000       $29,767,000        $40,785,000
Cost of sales                                    10,180,000         15,201,000        24,486,000         29,702,000
                                                -----------        -----------       -----------        -----------
Gross profit                                      2,153,000          5,399,000         5,281,000         11,083,000
                                                -----------        -----------       -----------        -----------
Operating expenses:
    Selling, general and administrative           4,429,000          4,106,000         9,681,000          8,798,000
    Research and development                      1,436,000            891,000         3,028,000          1,680,000
    Nonrecurring charges                             87,000            183,000           251,000            408,000
                                                -----------        -----------       -----------        -----------
       Total operating expenses                   5,952,000          5,180,000        12,960,000         10,886,000
                                                -----------        -----------       -----------        -----------

Operating income (loss)                          (3,799,000)           219,000        (7,679,000)           197,000
Interest income (expense)                          (114,000)            45,000          (146,000)            86,000
                                                -----------        -----------       -----------        -----------
Income (loss) before income taxes                (3,913,000)           264,000        (7,825,000)           283,000
Income tax expense                                       --            102,000             3,000            109,000
                                                -----------        -----------       -----------        -----------
Net income (loss)                               $(3,913,000)       $   162,000       $(7,828,000)       $   174,000
                                                ===========        ===========       ===========        ===========
Net income (loss) per share                     $     (0.49)       $      0.02       $     (0.99)       $      0.02
                                                ===========        ===========       ===========        ===========
Weighted average
    common shares outstanding                     7,917,000          7,929,000         7,892,000          7,928,000
                                                ===========        ===========       ===========        ===========


The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               26 Weeks Ended     26 Weeks Ended
                                                               June 29, 1996       July 1, 1995
                                                               -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $(7,828,000)       $   174,000
                                                                -----------        -----------
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Depreciation and amortization                                674,000            428,000
       Provision for doubtful accounts                              252,000             98,000
       Provision for product returns and price protection           498,000                 --
       Provision for inventory obsolescence                         358,000             (4,000)
       Deferred compensation recognized                                  --              9,000
       Changes in operating assets and liabilities:
          Accounts receivable                                     1,863,000         (2,283,000)
          Income taxes receivable                                    78,000           (268,000)
          Inventories                                            (3,282,000)        (5,265,000)
          Prepaid expenses and other current assets                (368,000)          (858,000)
          Other assets                                              (43,000)          (271,000)
          Accounts payable and accrued expenses                   2,497,000          7,545,000
          Payroll related liabilities                               150,000            112,000
          Income taxes payable                                           --           (294,000)
                                                                -----------        -----------
    Net cash used in operating activities                        (5,151,000)          (877,000)
                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of short-term investments                                       --          1,198,000
    Purchase of furniture and equipment                            (665,000)          (611,000)
                                                                -----------        -----------
    Net cash provided by (used in) investing activities            (665,000)           587,000
                                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable to bank                            5,000,000                 --
    Principal payments on note payable to bank                           --           (200,000)
    Principal payments on long-term debt                            (20,000)           (14,000)
    Proceeds from exercise of stock options                              --              2,000
    Proceeds from issuance of stock through
       the employee stock purchase plan                                  --             68,000
                                                                -----------        -----------
    Net cash provided by (used in) financing activities           4,980,000           (144,000)
                                                                -----------        -----------
Effect of exchange rate changes on cash                             (50,000)           257,000
                                                                -----------        -----------
Decrease in cash and cash equivalents                              (886,000)          (177,000)
Cash and cash equivalents at beginning of period                  3,606,000          4,866,000
                                                                -----------        -----------
Cash and cash equivalents at end of period                      $ 2,720,000        $ 4,689,000
                                                                ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                    $   150,000        $    19,000
                                                                ===========        ===========
    Income taxes                                                $        --        $   670,000
                                                                ===========        ===========


The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 29, 1996
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Period Accounting Policies

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 30, 1995. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the twenty-six weeks ended June 29, 1996 and July 1, 1995.

         Revenue Recognition

         The Company recognizes product sales revenue at the time of shipment and records a reserve for estimated sales returns and price adjustments. The Company has agreements with its resellers which, under certain circumstances, provide for stock rotation for slow-moving items and price protection for inventories held by the resellers at the time of published price reductions.

         Foreign Currency Transactions

         Gains and losses from foreign currency transactions are included in operating results, in selling, general and administrative expenses. Transaction gains increased operating income in the thirteen weeks ended June 29, 1996 by approximately $130,000 while transaction losses decreased operating income for the thirteen weeks ended July 1, 1995 by approximately $204,000. Transaction gains increased operating income in the twenty-six weeks ended June 29, 1996 by approximately $178,000 while transaction losses decreased operating income for the twenty-six weeks ended July 1, 1995 by approximately $789,000.

2.       INVENTORIES

         Inventories consist of the following:

                                              June 29,         December 30,
                                                1996              1995
                                                ----              ----

         Components and work-in-process     $13,160,000        $ 9,522,000
         Finished goods                       1,177,000          1,891,000
                                            -----------        -----------
                                            $14,337,000        $11,413,000
                                            -----------        -----------


3.       INCOME TAXES

         The Company estimated an effective tax rate of 38.5% for the thirteen weeks and twenty-six weeks ended July 1, 1995. The Company did not accrue a tax benefit for the operating losses incurred in the thirteen week and twenty-six week periods ended June 29, 1996.

4.       CONTINGENCIES

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

5.       SUBSEQUENT EVENT

         Bank of America, the Company's lender, after defaults on certain covenants (but not payments), granted extensions or forbearances of the loan pending repayment.

         After discussions with qualified investors in May and June, the Company completed an offshore placement of $10 million principal amount of convertible subordinated 8% notes in July, 1996 after the close of the second quarter. Proceeds from this placement and cash on hand were used to repay the Bank of America loan on July 17, 1996. The $10 million placement was completed on July 19 yielding aggregate net proceeds of $9.4 million after commissions (fees) to First Bermuda Securities Limited. First Bermuda also has the right to receive compensation in the form of warrants exercisable for five years at a strike price of 125% of the closing bid/price on the closing date.

         First Bermuda received customary piggyback registration rights beginning 90 days from the Closing Date and demand rights after two years. The note holders may convert the principal of the 8% notes in thirds, at discounts from the then market price of 15%, 17.5% and 20%, in intervals 60, 90 and 120 days after the closing.

         First Bermuda has issued a term sheet for a second $5 million placement of 6% debentures plus warrants. The Company has agreed to give the purchasers of the 8% notes a right of first refusal.

         In connection with this offering, the Company notified all shareholders of the proposed offering and obtained confirmation from the holders of a majority of the outstanding shares that they would, if a formal vote had been taken, approve the offering.

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
  SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM
   THOSE PROJECTED AS A RESULT OF THE RISK FACTORS SET FORTH IN THIS REPORT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Net sales were $20,600,000 and $12,333,000 for the thirteen weeks ended July 1, 1995 and June 29, 1996, respectively, representing a decrease of approximately 40%. Net sales were $40,785,000 and $29,767,000 for the twenty-six weeks ended July 1, 1995 and June 29, 1996, respectively, representing a decrease of approximately 27%. These decreases are primarily attributable to decreased unit sales and average sales prices of the current recordable CD, Sierra and Tahoe 230 products, and were partially offset by sales of the Vertex product which began shipping at the end of the second quarter. While the recordable CD product is facing increased competition, the Sierra and Tahoe 230 products have reached the end of their product lives.

Gross Profit

Gross profit decreased from $5,399,000 for the thirteen weeks ended July 1, 1995, to $2,153,000 for the thirteen weeks ended June 29, 1996, and decreased as a percentage of sales from approximately 26.2% as compared to 17.5%. Gross profit decreased from $11,083,000 for the twenty-six weeks ended July 1, 1995, to $5,281,000 for the twenty-six weeks ended June 29, 1996, and decreased as a percentage of sales from approximately 27.2% as compared to 17.7%. The Company has observed increased competition in the recordable CD market for the current product. This competition placed additional pressures on selling prices and gross margins in the current period, and is expected to continue placing pressure on gross margins in future periods for existing recordable CD products. The reduction in gross profit is also attributable to the Sierra and Tahoe 230 products reaching the end of their product lives, but was partially offset by the Company's ability to negotiate cost reductions from its recordable CD suppliers.

The Company has manufacturing facilities in Colorado Springs, Colorado, devoted to the production of the Company's Apex and Vertex products. Vertex is in production in the third quarter and is meeting Company objectives. There were some scrap and rework costs associated with the former Vertex design. These costs, along with the overhead associated with this facility, significantly reduced the Company's gross margins in the reported thirteen week and twenty-six week periods. This facility and its operations will continue to negatively impact the Company's gross margins unless and until production volumes increase significantly for the Apex drives and Apex-based optical libraries or "jukeboxes."

Selling, General and Administrative

Selling, general and administrative expenses were $4,106,000 and $4,429,000 in the thirteen weeks ended July 1, 1995 and June 29, 1996, respectively, and represented approximately 19.9% and 35.9% of net sales. Selling, general and administrative expenses were $8,798,000 and $9,681,000 in the twenty-six weeks ended July 1, 1995 and June 29, 1996, respectively, and represented approximately 21.6% and 32.5% of net sales. The increase in expenditures resulted primarily from increased advertising and promotional expenditures and the expansion of the Company's sales and administrative staffs. In the thirteen weeks ended July 1, 1995 and June 29, 1996, selling, general and administrative expenses were increased by $204,000 and decreased by $130,000, respectively, as resulted from Japanese Yen denominated transactions as the U.S. dollar fluctuated in value in relationship to the Japanese Yen. Selling, general and administrative expenses were increased by $789,000 and decreased by $178,000 for the twenty-six weeks ended July 1, 1995 and June 29, 1996, respectively for the same reason. The Company continues to evaluate a number of cost reduction alternatives to be implemented in the second half of 1996, with results expected to be seen in the fourth quarter of 1996 and first quarter of 1997.

Research and Development

Research and development expenses were approximately $891,000 and $1,436,000 for the thirteen weeks ended July 1, 1995 and June 29, 1996, respectively, or 4.3% and 11.6% of net sales. Research and development expenses were approximately $1,680,000 and $3,028,000 for the twenty-six weeks ended July 1, 1995 and June 29, 1996, respectively, or 4.1% and 10.2% of net sales. These increases resulted from increased staffing at the Company's research and development facility, along with expenses for Apex and Vertex prototypes and for ASIC development fees paid to third parties. The Company expects to increase its research and development expense during the next twelve months to complete the development of the Apex product, and to fund new product development projects.

Nonrecurring charges

Nonrecurring charges were approximately $183,000 and $87,000 in the thirteen weeks ended July 1, 1995 and June 29, 1996, respectively. Nonrecurring charges were approximately $408,000 and $251,000 in the twenty-six weeks ended July 1, 1995 and June 29, 1996, respectively. Included in nonrecurring charges are certain professional fees related to the restatements and related legal matters. Management expects related legal fees to continue at noticeable levels through 1996. (Please see Note 4 of Notes to Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1996, the Company had cash and cash equivalents of $2,720,000 as compared to $3,606,000 at December 30, 1995. During the twenty-six weeks ended July 1, 1995, the Company's operations used $877,000 in cash, while they used $5,151,000 in cash during the twenty-six weeks ended June 29, 1996. Inventories increased from $11,413,000 at December 30, 1995 to $14,337,000 at June 29, 1996
as the Company's sales levels were lower than had been planned. Accounts payable increased from $11,644,000 at December 30, 1995 to $13,929,000 at June 29, 1996
as certain of the Company's suppliers provided extended payment terms, and due to higher inventory levels. Accounts receivable decreased from $11,354,000 at December 30, 1995 to $8,741,000 at June 29, 1996 as the Company experienced decreased sales in the current period.

Portions of the Company's accounts payable balance typically include items denominated in Japanese Yen. As the Japanese Yen generally strengthened during the twenty-six weeks ended July 1, 1995, the cost to repay these liabilities in terms of U.S. dollars increased substantially. The Company has renegotiated most of its principal contracts with Japanese suppliers for payment in U.S. Dollars. In contrast, as the Japanese Yen generally weakened during the twenty-six weeks ended June 29, 1996, the cost to repay these liabilities in terms of U.S. dollars decreased. (See "Selling, General and Administrative" above for details of these expenses.) These Japanese Yen liabilities were not hedged at June 29, 1996.

The Company's investing activities during this period included capital expenditures of approximately $700,000 for test and manufacturing equipment primarily associated with the Company's manufacturing facility in Colorado.

As previously disclosed, the Company was in default of certain covenants (but not payments) in the loan agreement with its lender. The Company sought additional capital to repay the loan and for working capital. The Company's lender, Bank of America, while declining to make additional advances gave forbearance letters pending repayment of the loan. The Company used funds from a private placement (Approx. $9.4 million raised) under Regulation S to repay this loan. (See Note 5 of Notes to Condensed Financial Statements.)

The Company is presently negotiating with a candidate for a successor lender. The Company is also evaluating its working capital requirements and possible sources of additional working capital in light of projected capital requirements for Apex ramp-up and manufacturing.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

The Company and certain present and former members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management have been cooperating fully with the investigation. The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC, which additional inquiry is believed to be closed.

The Company reached agreement in principle on terms of settlement with the Staff of the Enforcement Division of the SEC.

Under the terms of the Company's proposed settlement, which have not been finally approved by the Commission, the Company would be subject to an administrative cease and desist proceeding including the following findings, which the Company would neither admit nor deny: violating Sections 13(a) (periodic reporting) 13(B)(2)(A) (books and records) and 13(B)(2)(B) (internal controls) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder. The allegations will be based primarily on the post-period shipping at the fiscal year ended December 31, 1993 and, to a lesser extent on the inconsistent accounting for certain component sales. One Rule 12b-20 finding would relate to the restatement of the Company's third quarter 1995 financial statements as to certain non-recurring engineering expenditures. The proposed settlement does not provide for any civil penalties. The Company, in light of issues raised by the Staff's investigation, has voluntarily implemented certain measures to enhance its internal controls and improve its corporate governance.

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

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of such legal matters will have a material adverse effect on the Company's financial statements.

                            ITEM 5. OTHER INFORMATION

Vertex and Apex

Vertex 2.6 GB optical drive was relaunched in June 1996. Media from the three major vendors was tested and qualified. The product was re-engineered for manufacturing which greatly improved manufacturing yields. The media which ships with the drive is tested with the drive before shipment to the customer. Current production is sufficient to satisfy the existing backlog of orders and meet current demand.

Engineering verification testing on Apex has begun. All mechanical and optical improvements in components of the drive have been completed and tested. The Company expects to begin building subassemblies in the third quarter. The Company plans both pre-production and pilot releases before volume production. Apex is scheduled for production in the fourth quarter of 1996.

Cooperation From Suppliers

In the second quarter the Company worked out understandings and arrangements with certain of its vendors pursuant to which the Company obtained temporary extended terms.

Reorganization at the R & D Center and in Manufacturing

During the second quarter the Company formed a business team consisting of product management, R & D manufacturing and quality assurance. The Company is now following a product release process that requires disciplined action and follow up by every department. The launch of a product to the market and the corresponding sales plan is being prepared in parallel with the development of products. During the quarter, the Company recruited key manufacturing and technical people. In addition, the Company reestablished good working relationships with its key suppliers.

RISK FACTORS

Because of these and other factors affecting the Company's operating results, including the uncertainties relating to the pending litigation, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks in the Apex program could include the unplanned need for another revision of the principal printed circuit board and an unexpected problem in media quality. To date, these risks do not appear to extend or delay the schedule for commencement of shipping in the fourth quarter.

The Company plans to raise an additional $5 million dollars through a private placement of a 6% convertible debenture in October 1996. In addition, the Company continues to evaluate alternative sources of additional working capital, which the Company in all probability may need to obtain within the next six to twelve months. If such additional working capital is not or cannot be obtained, it could limit the Company's growth prospects.

The Company's quarterly operating results fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's existing products, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising, promotion and research and development.

In addition, the Company's component purchases, production and spending levels are made based upon forecasted demand for the Company's products. Accordingly, any inaccuracy in forecasting could adversely affect the Company's results of operations. Demand for the Company's products could be adversely affected by a slowdown in the overall demand for computer systems or data storage products. Further, as is common in many high technology companies, the Company's shipments tend to be disproportionately higher in the latter part of each quarter. The Company has historically experienced an increase in the number of orders and shipments in the latter part of each calendar quarter and the Company expects this pattern to continue in the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter. Past results are not necessarily indicative of future performance for any particular period.

The Company continues to face competition from other, much larger, magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have much larger R&D budgets and staffs, much greater engineering and manufacturing experience, and may be able to bring products to market that force the Company to reduce prices in order to remain competitive. Such price competition would reduce the Company's margins, thereby making it more difficult for the Company to maintain or increase its revenues and consequently to achieve a profit.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:


Exhibit Number   Description                                 Page Number
- --------------   -----------                                 -----------
10.32            Form of Offshore Subscription Agreement

10.33            Form of Convertible Note

10.34            Form of Registration Rights Agreement

27.1             Financial Data Schedule

       (b)    Reports on Form 8-K:        None

                                   SIGNATURES

                              PINNACLE MICRO, INC.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 1996                  By:  /s/ Lawrence Goelman
                                      -----------------------------------------
                                      Lawrence Goelman, President and
                                      Chief Executive Officer
                                      (Duly Authorized Officer)

August 12, 1996

                                 By:  /s/ Roger Hay
                                      -----------------------------------------
                                      Roger Hay
                                      Principal Financial Officer and Principal
                                      Accounting Officer