Form 10-Q
period 1996-09-28
PINNACLE MICRO INC
filed 1996-11-12
CIK 904344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-21892


                              PINNACLE MICRO, INC.


         State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization             Identification No.)
                 Delaware                              33-0238563


                              PINNACLE MICRO, INC.
                               19 TECHNOLOGY DRIVE
                            IRVINE, CALIFORNIA 92618
                                 (714) 789-3000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X .
                                              ---    ---


As of November 6, 1996, there were outstanding 9,061,840 shares of Registrant's Common Stock.

                               Page 1 of 14 pages
                        Exhibit Index appears on Page 13

                              PINNACLE MICRO, INC.


                                      INDEX


Part I.  Financial Information

           Item 1. Financial Statements                                                 3

                   Condensed Balance Sheets at September 28, 1996
                   and December 30, 1995                                                3

                   Condensed Statements of Operations for the thirteen
                   weeks and thirty-nine weeks ended September 28, 1996
                   and September 30, 1995                                               4

                   Condensed Statements of Cash Flows for the thirty-nine
                   weeks ended September 28, 1996 and September 30, 1995                5

                   Notes to Condensed Financial Statements                              6

           Item 2. Management's Discussion and Analysis of

                   Financial Condition and Results of Operations                        8

Part II. Other Information

           Item 1. Legal Proceedings                                                   11

           Item 4. Submission of Matters to a Vote of Security Holders                 12

           Item 5. Other Information                                                   12

           Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                             14

                                     PART I
                              FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS


                                                       September 28,       December 30,
                                                           1996                1995
                                                           ----                ----
                                                       (Unaudited)
Assets
   Current assets:
       Cash and cash equivalents                       $  2,971,000        $  3,606,000
       Accounts receivable, net                          10,272,000          11,354,000
       Income taxes receivable                              963,000             999,000
       Inventories                                       12,317,000          11,413,000
       Prepaid expenses and other current assets            705,000             961,000
       Deferred income taxes                              1,058,000           1,058,000
                                                       ------------        ------------
    Total current assets                                 28,286,000          29,391,000
    Furniture and equipment, net                          1,787,000           2,098,000
    Deferred income taxes                                   213,000             213,000
    Other assets                                            908,000             303,000
                                                       ------------        ------------
    Total assets                                       $ 31,194,000        $ 32,005,000
                                                       ============        ============

Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable                                $ 11,831,000        $ 11,644,000
       Accrued expenses                                   5,004,000           1,244,000
       Payroll related liabilities                        1,125,000             956,000
       Note payable to bank and current
          portion of long-term debt                              --               6,000
                                                       ------------        ------------
    Total current liabilities                            17,960,000          13,850,000
    Long-term debt, less current portion                 10,000,000              14,000
    Other liabilities                                       829,000           1,400,000
    Commitments and contingencies
   Stockholders' equity:
       Common stock                                           8,000               8,000
       Additional paid-in capital                        17,638,000          16,158,000
       Retained earnings                                (14,860,000)            775,000
       Foreign currency translation adjustment             (381,000)           (200,000)
                                                       ------------        ------------
    Total stockholders' equity                            2,405,000          16,741,000
                                                       ------------        ------------
    Total liabilities and stockholders' equity         $ 31,194,000        $ 32,005,000
                                                       ============        ============




The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                              13 Weeks Ended     13 Weeks Ended     39 Weeks Ended     39 Weeks Ended
                                              Sept. 28, 1996     Sept. 30, 1995     Sept. 28, 1996     Sept. 30, 1995
                                              --------------     --------------     --------------     --------------
Net sales                                     $ 14,259,000        $21,401,000       $ 44,026,000        $62,186,000
Cost of sales                                   11,646,000         15,490,000         36,132,000         45,192,000
                                              ------------        -----------       ------------        -----------
Gross profit                                     2,613,000          5,911,000          7,894,000         16,994,000
                                              ------------        -----------       ------------        -----------

Operating expenses:
    Selling, general and administrative          4,451,000          4,325,000         14,132,000         13,123,000
    Research and development                     1,494,000          1,378,000          4,522,000          3,058,000
    Nonrecurring charges                         4,333,000            198,000          4,584,000            606,000
                                              ------------        -----------       ------------        -----------
       Total operating expenses                 10,278,000          5,901,000         23,238,000         16,787,000
                                              ------------        -----------       ------------        -----------

Operating income (loss)                         (7,665,000)            10,000        (15,344,000)           207,000
Interest income (expense)                         (142,000)            29,000           (288,000)           115,000
                                              ------------        -----------       ------------        -----------
Income (loss) before income taxes               (7,807,000)            39,000        (15,632,000)           322,000
Income tax expense                                      --             15,000              3,000            124,000
                                              ------------        -----------       ------------        -----------
Net income (loss)                             $ (7,807,000)       $    24,000       $(15,635,000)       $   198,000
                                              ============        ===========       ============        ===========

Net income (loss) per share                   $      (0.98)       $      0.00       $      (1.98)       $      0.02
                                              ============        ===========       ============        ===========

Weighted average
    common shares outstanding                    7,926,000          8,121,000          7,904,000          7,995,000
                                              ============        ===========       ============        ===========




The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                39 Weeks Ended     39 Weeks Ended
                                                                Sept. 28, 1996     Sept. 30, 1995
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $(15,635,000)       $   198,000
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Depreciation and amortization                                 979,000            682,000
       Provision for doubtful accounts                               306,000            113,000
       Provision for product returns and price protection            831,000           (300,000)
       Provision for inventory obsolescence                          427,000           (304,000)
       Deferred compensation recognized                                   --             13,000
       Changes in operating assets and liabilities:
          Accounts receivable                                        (55,000)        (2,916,000)
          Income taxes receivable                                     36,000           (319,000)
          Inventories                                             (1,331,000)        (1,567,000)
          Prepaid expenses and other current assets                  256,000           (740,000)
          Other assets                                               (29,000)          (293,000)
          Accounts payable and accrued expenses                    3,761,000          2,905,000
          Payroll related liabilities                                169,000            175,000
          Income taxes payable                                            --           (294,000)
          Other liabilities                                          829,000                 --
                                                                ------------        -----------
    Net cash used in operating activities                         (9,456,000)        (2,647,000)
                                                                ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of short-term investments                                        --          1,669,000
    Purchase of furniture and equipment                             (644,000)        (1,058,000)
                                                                ------------        -----------
    Net cash provided by (used in) investing activities             (644,000)           611,000
                                                                ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debentures              10,000,000                 --
    Payment of debt issuance costs                                  (600,000)                --
    Principal payments on note payable to bank                            --         (1,400,000)
    Principal payments on long-term debt                             (20,000)           (19,000)
    Proceeds from exercise of stock options                           56,000            141,000
    Tax benefit from exercise of stock options                         4,000             49,000
    Proceeds from issuance of stock through
       the employee stock purchase plan                               20,000            135,000
                                                                ------------        -----------
    Net cash provided by (used in) financing activities            9,460,000         (1,094,000)
                                                                ------------        -----------
Effect of exchange rate changes on cash                                5,000            (83,000)
                                                                ------------        -----------
Decrease in cash and cash equivalents                               (635,000)        (3,213,000)
Cash and cash equivalents at beginning of period                   3,606,000          4,866,000
                                                                ------------        -----------
Cash and cash equivalents at end of period                      $  2,971,000        $ 1,653,000
                                                                ============        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                    $    178,000        $    31,000
                                                                ============        ===========
    Income taxes                                                $         --        $   670,000
                                                                ============        ===========




The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Period Accounting Policies

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 30, 1995. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirty-nine weeks ended September 28, 1996 and September 30, 1995.

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

         Foreign Currency Transactions

         Gains and losses from foreign currency transactions are included in operating results in selling, general and administrative expenses. Transaction gains increased operating income in the thirteen weeks ended September 28, 1996 and September 30, 1995 by $52,000 and $105,000, respectively. Transaction gains increased operating income in the thirty-nine weeks ended September 28, 1996 by $230,000 while transaction losses decreased operating income for the thirty-nine weeks ended September 30, 1995 by $684,000.

2.       INVENTORIES

         Inventories consist of the following:

                                                        September 28,               December 30,
                                                            1996                       1995
                                                            ----                       ----
         Components and work-in-process                 $10,168,000                 $ 9,522,000
         Finished goods                                   2,149,000                   1,891,000
                                                        -----------                 -----------
                                                        $12,317,000                 $11,413,000
                                                        ===========                 ===========


3.       INCOME TAXES

         The Company estimated an effective tax rate of 38.5% for the thirteen weeks and thirty-nine weeks ended September 30, 1995. The Company did not accrue a tax benefit for the operating losses incurred in the thirteen week and thirty-nine week periods ended September 28, 1996.

4.       CONTINGENCIES

         On March 15, 1996, a complaint was filed against the Company and certain of its directors and then executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. The Company denies all allegations and intends to vigorously contest the suit. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. However, any adverse determination with respect to the pending lawsuit could have a material adverse effect on the Company's financial statements. The Company expects to incur significant legal costs relating to this suit in 1996 and into 1997.

5.       CONVERTIBLE DEBENTURES

         The Company completed an offshore placement of $10,000,000 principal amount of convertible subordinated 8% notes in July 1996. The $10,000,000 placement was completed on July 19, 1996, yielding aggregate net proceeds of $9,400,000 after commissions (fees) to First Bermuda Securities Limited ("First Bermuda"). First Bermuda will also receive additional compensation in the form of warrants exercisable for five years at a strike price of 125% of the closing bid price on the closing date. First Bermuda received customary piggyback registration rights beginning 90 days from the closing date and demand rights after two years. The note holders may convert the principal of the 8% notes in thirds, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 60, 90 and 120 days after the closing.

         The first agreed upon conversion date of the convertible debentures was September 14, 1996. There were no conversions as of September 28, 1996. As a result of the conversion requests received through October, approximately $5,000,000 of the debentures had been converted into approximately 1,137,000 shares of common stock at conversion prices ranging from $4.55 to $6.44 per share. Prior to the first conversion date, the Company had 7,924,850 shares of its common stock issued and outstanding. The Company had approximately 9,062,000 shares outstanding as of November 6, 1996, the increase resulting from share issuances from debenture conversions. The new shares increased the Company's issued and outstanding common stock by approximately 14.3% as compared the issued and outstanding immediately prior to the first conversion date.

         A portion of the proceeds from this placement and cash on hand were used to repay the bank loan with Bank of America, the Company's lender, on July 17, 1996. The Company, which no longer has a lending relationship with Bank of America, subsequently entered into a secured lending relationship in September 1996 with Coast Business Credit which provides for borrowings of up to $10,000,000. The Company had no borrowings against this lending relationship at September 28, 1996 but borrowed $3,000,000 as of November 6, 1996.

6.       RESTRUCTURING CHARGES

         During the third quarter of 1996, the Company recorded nonrecurring charges of $4,333,000 which include a restructuring charge of $2,731,000 for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan, as well as a charge of $1,602,000 primarily for changes to major component contracts with two key suppliers. As a result of the manufacturing consolidation, the Company expects the elimination of approximately 30 manufacturing positions in California, of which approximately half will be replaced in Colorado. The majority of these liabilities should be paid or settled by the end of the 1997 fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Net Sales

Net sales were $21,401,000 and $14,259,000 for the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively, representing a decrease of 33%. Net sales were $62,186,000 and $44,026,000 for the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively, representing a decrease of 29%. These decreases are primarily attributable to decreased unit sales and average sales prices of the current recordable CD, Sierra and Tahoe 230 products. While the recordable CD product is facing increased competition, the Sierra and Tahoe 230 products have reached the end of their product lives. These decreases were partially offset by sales of the Vertex product which began shipping at the end of the second quarter of 1996 and the Tahoe 640 product which began shipping at the end of the third quarter of 1996.

Gross Profit

Gross profit decreased from $5,911,000 for the thirteen weeks ended September 30, 1995, to $2,613,000 for the thirteen weeks ended September 28, 1996, and decreased as a percentage of net sales from 27.6% to 18.3%. Gross profit decreased from $16,994,000 for the thirty-nine weeks ended September 30, 1995, to $7,894,000 for the thirty-nine weeks ended September 28, 1996, and decreased as a percentage of net sales from 27.3% to 17.9%. As noted above, the Company has observed increased competition in the recordable CD market for its current products and this competition placed additional pressures on selling prices and gross margins during the first three quarters of 1996, and is expected to continue placing pressure on gross margins in future periods for existing recordable CD products. The reduction in gross profit is also attributable to the Sierra and Tahoe 230 products which reached the end of their product lives.

The Company currently maintains manufacturing facilities in both California and Colorado, each of which are currently underutilized. The overhead costs associated with these facilities significantly reduced the Company's gross margins in the current thirteen week and thirty-nine week periods. The Company plans to consolidate all manufacturing operations into one facility located in Colorado as part of the announced restructuring in order to reduce overhead costs and increase efficiencies. (See Note 6 of Notes to Condensed Financial Statements.)

Selling, General and Administrative

Selling, general and administrative expenses were $4,325,000 and $4,451,000 in the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively, and represented 20.2% and 31.2% of net sales. Selling, general and administrative expenses were $13,123,000 and $14,132,000 in the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively, and represented 21.1% and 32.1% of net sales. The increase in expenditures resulted primarily from increased advertising and promotional expenditures and the expansion of the Company's sales and administrative staffs. In the thirteen weeks ended September 30, 1995 and September 28, 1996, selling, general and administrative expenses were decreased by $105,000 and $52,000, respectively, because of Japanese Yen denominated transactions as the value of the U.S. dollar fluctuated in relationship to the Japanese Yen. Selling, general and administrative expenses were increased by $684,000 and decreased by $230,000 for the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively, for the same reason. The Company has initiated a plan of restructuring intended to reduce its cost structure in 1997, including the closing of its branch office in Japan. (See Note 6 of Notes to Condensed Financial Statements.)

Research and Development

Research and development expenses were $1,378,000 and $1,494,000 for the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively, or 6.4% and 10.5% of net sales. Research and development expenses were $3,058,000 and $4,522,000 for the thirty-nine weeks ended September 30, 1995 and September 28 1996, respectively, or 4.9% and 10.3% of net sales. These increases resulted from increased staffing at the Company's research and development facility, along with expenses for Apex and Vertex prototypes and for ASIC development fees paid to third parties. The Company expects to increase its research and development expense during the next twelve months to fund new product development projects.

Nonrecurring charges

Nonrecurring charges were $198,000 and $4,333,000 in the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively. Nonrecurring charges were $606,000 and $4,584,000 in the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively. Nonrecurring charges for the current period also include $2,731,000 for costs associated with the Company's planned restructuring and $1,602,000 primarily for changes to major component contracts with two key suppliers. Also included in nonrecurring charges are certain professional fees related to the restatements and related legal matters. Management expects related legal fees to continue at noticeable levels through 1996 and into 1997. (See Note 4 and Note 6 of Notes to Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1996, the Company had cash and cash equivalents of $2,971,000 as compared to $3,606,000 at December 30, 1995. During the thirty-nine weeks ended September 30, 1995, the Company's operations used $2,647,000 in cash, while they used $10,056,000 in cash during the thirty-nine weeks ended September 28, 1996. Inventories increased from $11,413,000 at December 30, 1995 to $12,317,000 at September 28, 1996 as the Company procured additional quantities of long lead time components used in the Vertex and Apex products. Accrued expenses increased from $1,244,000 at December 30, 1995 to $5,004,000 at September 28, 1996 as a result of accrued restructuring charges. Accounts receivable decreased from $11,354,000 at December 30, 1995 to $10,272,000 at September 28, 1996 as the Company experienced decreased sales in the current period.

Portions of the Company's accounts payable balance typically include items denominated in Japanese Yen. As the Japanese Yen generally strengthened during the thirty-nine weeks ended September 30, 1995, the cost to repay these liabilities in terms of U.S. Dollars increased substantially. The Company has renegotiated most of its principal contracts with Japanese suppliers for payment in U.S. Dollars. In contrast, as the Japanese Yen generally weakened during the thirty-nine weeks ended September 28, 1996, the cost to repay these liabilities in terms of U.S. Dollars decreased. (See "Selling, General and Administrative" above for details of these expenses.) These Japanese Yen liabilities were not hedged at September 28, 1996.

The Company's investing activities during this period included capital expenditures of $644,000 primarily for test and manufacturing equipment associated with the Company's manufacturing facility in Colorado.

In October 1996, the Company entered into a Loan and Security Agreement with Coast Business Credit which permits the Company to borrow the lesser of $10,000,000 at any one time or an available credit limit determined by a formula based on the Company's receivables, inventory and equipment and a term loan limitation. The loan agreement has a letter of credit sublimit of $3,500,000 and all amounts outstanding bear interest at a rate equal to the "prime rate" (as defined in the agreement) plus 1-3/4% per annum. The

Company's obligations under the agreement are secured by assets of the Company. The agreement contains various covenants and the scheduled maturity date of the agreement is September 30, 1998, subject to renewal as provided for in the agreement. As of November 6, 1996, the Company had borrowed approximately $3,000,000 under the agreement.

In addition to the Loan and Security Agreement with Coast Business Credit, the Company also plans an additional private placement of $8,000,000 of convertible subordinated notes with First Bermuda to take place in the fourth quarter of 1996. The Company believes the liquidity provided by the lending relationship with Coast Business Credit along with the additional $8,000,000 from the private placement should provide adequate working capital for the Apex ramp-up of manufacturing which is expected in the fourth quarter of 1996. If the Company can not complete the planned fourth quarter offshore placement of subordinated debentures it is likely to have serious liquidity problems. (See Note 5 of Notes to Condensed Financial Statements.)

GENERAL AND RISK FACTORS

Vertex and Apex

Vertex 2.6 GB optical drive was relaunched in June 1996. Current production is sufficient to satisfy the existing backlog of orders and meet current demand. Apex 4.6 GB optical drive was in pilot release for evaluation before volume production begins in November. As the scheduled Apex production date in the fourth quarter has drawn nearer, customer demand for Vertex is softening. In the third quarter, the Company began testing the credit card direct sales backlog for Apex, some of which were booked more than one year ago. Verification of orders is continuing, with approximately 30% of credit card orders (which is a small part of the backlog) dropping out. Management may make changes in Vertex's market position and in its sales strategy in the fourth quarter in an attempt to improve Vertex sales in subsequent periods. Market acceptance of Apex is critical to the Company's success in the near term.

Challenges

The Company's main challenges fall into three categories: technology, management and liquidity. The Company's future success depends upon its R&D strategy and investments and related identification and development of new markets for the Company's products. The Company is still building the management team it needs. Management is actively recruiting a Vice President of Marketing. The Company's cash requirements will be high through 1996 and into the second quarter of 1997, as the Company invests in R&D and manufacturing ramp-up. If the Company is unable to raise capital through the planned second offshore private placement, growth will be slowed.

The manufacturing consolidation and reorganization in Colorado Springs may not be completed until the first quarter of next year due to a planned move to a new facility.

Background Risks

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

The Company continues to face competition from much larger magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have larger R&D budgets and staffs, greater engineering and manufacturing experience, and may be able to bring comparable or superior products to market which could negatively impact the results of the Company.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

The Company and certain former members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management have been cooperating fully with the investigation. The resignation of the Company's prior independent public accountants on February 20, 1996, led to an additional inquiry by the SEC, which additional inquiry is believed to be closed. The Company is near final agreement on terms of a settlement with the Staff of the Enforcement Division of the SEC. The proposed settlement does not provide for any civil penalties.

On March 15, 1996, a complaint was filed against the Company and certain of its directors and then executive officers in a securities class action lawsuit which alleges that the Company's management engaged in improper accounting practices and made certain false and misleading statements. The Company denies all allegations and intends to vigorously contest the suit. (See Note 4 of Notes to Condensed Financial Statements.)

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of such legal matters will have a material adverse effect on the Company's financial condition.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company, held on Thursday, August 29, 1996, the following directors were elected to the Board of Directors to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified:

                                                              Affirmative      Withheld
                                                                 Votes          Votes
                                                                 -----          -----
Lawrence Goelman                                               4,335,715         300
Daryl White                                                    4,335,715         300
Scott Blum                                                     4,335,378         637
Charles A. Laverty                                             4,335,715         300

In addition to the election of directors, the following proposals were approved by stockholders at the Annual Meeting:

                                                              Affirmative      Negative
                                                                 Votes           Votes        Abstentions
                                                                 -----           -----        -----------
(1)  1996 Long Term Incentive Plan                             4,332,750         1,637           1,628

(2)  1996 Non-Employee Directors Stock Option Plan             4,332,472         1,915           1,628

(3)  Ratify the appointment of BDO Seidman, LLP as the         4,334,928            37           1,050
     Company's independent certified public accountants


                            ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Scott Blum Resigns Employment

Scott Blum, a founder of the Company and Vice President, Marketing, resigned his position as of September 30, 1996. Mr. Blum remains on the Board of Directors.

Advertising Agency

In the fourth quarter, management intends to select an outside advertising and marketing services agency to take over advertising and marketing services efforts previously handled internally.

New Director

Dr. John Koehler was elected to the Board of Directors by the Board as of October 1, 1996.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit Number             Description                                          Page Number
--------------             -----------                                          -----------
10.35                      Loan and Security Agreement with Coast
                           Business Credit dated September 18, 1996

27.1                       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K dated July 15, 1996, announcing the offshore placement of $10,000,000 principal amount of convertible subordinated notes.

                                   SIGNATURES

                              PINNACLE MICRO, INC.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 11, 1996         By: /s/ LAWRENCE GOELMAN
                                    ----------------------------------
                                    Lawrence Goelman
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


Date:  November 11, 1996         By: /s/ ROGER HAY
                                    ----------------------------------
                                    Roger Hay
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)