Form 10-Q/A
period 1996-09-28
PINNACLE MICRO INC
filed 1997-03-25
CIK 904344

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number:   0-21892



                              PINNACLE MICRO, INC.

                  DELAWARE                                     33-0238563
        State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization                      Identification No.)


                              PINNACLE MICRO, INC.
                              19 TECHNOLOGY DRIVE
                            IRVINE, CALIFORNIA 92618
                                 (714) 789-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No   X
                                               -----    -----

As of November 6, 1996, there were outstanding 9,061,840 shares of Registrant's Common Stock.

                               Page 1 of 13 pages
                        Exhibit Index appears on Page 12

                              PINNACLE MICRO, INC.

      The Registrant hereby amends Item 1, Financial Statements, Item 2, Management's Discussion and Analysis of Financial Condition and Item 6, Exhibits, for the period ended September 28, 1996.

                                     INDEX


                                                                                Page
                                                                                ----
Part I.  Financial Information

           Item 1. Financial Statements                                           3

                   Condensed Balance Sheets at September 28, 1996
                   and December 30, 1995                                          3

                   Condensed Statements of Operations for the thirteen
                   weeks and thirty-nine weeks ended September 28, 1996
                   and September 30, 1995                                         4

                   Condensed Statements of Cash Flows for the thirty-nine
                   weeks ended September 28, 1996 and September 30, 1995          5

                   Notes to Condensed Financial Statements                        6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  9

Part II.   Other Information - Omitted                                           12

           Item 6. Exhibits                                                      12

Signatures                                                                       13

                                     PART I
                             FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS



                                                                September 28,             December 30,
                                                                    1996                      1995
                                                                -------------             ------------
                                                                 (Unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                 $  2,971,000              $  3,606,000
      Accounts receivable, net                                    10,272,000                11,354,000
      Income taxes receivable                                        963,000                   999,000
      Inventories                                                 12,317,000                11,413,000
      Prepaid expenses and other current assets                      705,000                   961,000
      Deferred income taxes                                        1,058,000                 1,058,000
                                                                ------------              ------------
   Total current assets                                           28,286,000                29,391,000
   Deferred interest related to convertible debentures               380,000                     -
   Furniture and equipment, net                                    1,787,000                 2,098,000
   Deferred income taxes                                             213,000                   213,000
   Other assets                                                      908,000                   303,000
                                                                ------------              ------------
   Total assets                                                 $ 31,574,000              $ 32,005,000
                                                                ============              ============

Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                          $ 11,831,000              $ 11,644,000
      Accrued expenses                                             5,004,000                 1,244,000
      Payroll related liabilities                                  1,125,000                   956,000
      Note payable to bank and current
          portion of long-term debt                                    -                         6,000
                                                                ------------              ------------
   Total current liabilities                                      17,960,000                13,850,000
   Long-term debt, less current portion                           10,000,000                    14,000
   Other liabilities                                                 829,000                 1,400,000
   Commitments and contingencies
   Stockholders' equity:
      Common stock                                                     8,000                     8,000
      Additional paid-in capital                                  19,304,000                16,158,000
      Retained earnings                                          (16,146,000)                  775,000
      Foreign currency translation adjustment                       (381,000)                 (200,000)
                                                                ------------              ------------
   Total stockholders' equity                                      2,785,000                16,741,000
                                                                ------------              ------------
   Total liabilities and stockholders' equity                   $ 31,574,000              $ 32,005,000
                                                                ============              ============




The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                           13 Weeks Ended  13 Weeks Ended  39 Weeks Ended  39 Weeks Ended
                                           Sept. 28, 1996  Sept. 30, 1995  Sept. 28, 1996  Sept. 30, 1995
                                           --------------  --------------  --------------  --------------
Net sales                                    $14,259,000    $21,401,000     $ 44,026,000     $62,186,000
Cost of sales                                 11,646,000     15,490,000       36,132,000      45,192,000
                                             -----------    -----------     ------------     -----------
Gross profit                                   2,613,000      5,911,000        7,894,000      16,994,000
                                             -----------    -----------     ------------     -----------

Operating expenses:
   Selling, general and administrative         4,451,000      4,325,000       14,132,000      13,123,000
   Research and development                    1,494,000      1,378,000        4,522,000       3,058,000
   Nonrecurring charges                        4,333,000        198,000        4,584,000         606,000
                                             -----------    -----------     ------------     -----------
      Total operating expenses                10,278,000      5,901,000       23,238,000      16,787,000
                                             -----------    -----------     ------------     -----------

Operating income (loss)                       (7,665,000)        10,000      (15,344,000)        207,000
Interest income (expense)                       (142,000)        29,000         (288,000)        115,000
Non-cash interest expense related
   to convertible debentures                  (1,286,000)          -          (1,286,000)           -
                                             -----------    -----------     ------------     -----------
Income (loss) before income taxes             (9,093,000)        39,000      (16,918,000)        322,000
Income tax expense                                 -             15,000            3,000         124,000
                                             -----------    -----------     ------------     -----------
Net income (loss)                            $(9,093,000)   $    24,000     $(16,921,000)    $   198,000
                                             ===========    ===========     ============     ===========

Net income (loss) per share                  $     (1.15)   $      0.00    $       (2.14)    $      0.02
                                             ===========    ===========     ============     ===========

Weighted average common shares
  outstanding                                  7,926,000      8,121,000        7,904,000       7,995,000
                                             ===========    ===========     ============     ===========





The accompanying notes are an integral part of these condensed financial statements.

                              PINNACLE MICRO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                39 Weeks Ended            39 Weeks Ended
                                                                Sept. 28, 1996            Sept. 30, 1995
                                                                --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $(16,921,000)             $   198,000
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Depreciation and amortization                                   979,000                  682,000
      Provision for doubtful accounts                                 306,000                  113,000
      Provision for product returns and price protection              831,000                 (300,000)
      Provision for inventory obsolescence                            427,000                 (304,000)
      Non-cash interest expense                                     1,286,000                    -
      Deferred compensation recognized                                 -                        13,000
      Changes in operating assets and liabilities:
          Accounts receivable                                         (55,000)              (2,916,000)
          Income taxes receivable                                      36,000                 (319,000)
          Inventories                                              (1,331,000)              (1,567,000)
          Prepaid expenses and other current assets                   256,000                 (740,000)
          Other assets                                                (29,000)                (293,000)
          Accounts payable and accrued expenses                     3,761,000                2,905,000
          Payroll related liabilities                                 169,000                  175,000
          Income taxes payable                                          -                     (294,000)
          Other liabilities                                           829,000                    -
                                                                 ------------              -----------
   Net cash used in operating activities                           (9,456,000)              (2,647,000)
                                                                 ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of short-term investments                                       -                    1,669,000
   Purchase of furniture and equipment                               (644,000)              (1,058,000)
                                                                 ------------              -----------
   Net cash provided by (used in) investing activities               (644,000)                 611,000
                                                                 ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debentures                10,000,000                    -
   Payment of debt issuance costs                                    (600,000)                   -
   Principal payments on note payable to bank                            -                  (1,400,000)
   Principal payments on long-term debt                               (20,000)                 (19,000)
   Proceeds from exercise of stock options                             56,000                  141,000
   Tax benefit from exercise of stock options                           4,000                   49,000
   Proceeds from issuance of stock through
      the employee stock purchase plan                                 20,000                  135,000
                                                                 ------------              -----------
   Net cash provided by (used in) financing activities              9,460,000               (1,094,000)
                                                                 ------------              -----------
Effect of exchange rate changes on cash                                 5,000                  (83,000)
                                                                 ------------              -----------
Decrease in cash and cash equivalents                                (635,000)              (3,213,000)
Cash and cash equivalents at beginning of period                    3,606,000                4,866,000
                                                                -------------              -----------
Cash and cash equivalents at end of period                       $  2,971,000              $ 1,653,000
                                                                 ============              ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                      $    178,000              $    31,000
                                                                 ============              ===========
   Income taxes                                                  $      -                  $   670,000
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

                              PINNACLE MICRO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996
                                  (UNAUDITED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Interim Period Accounting Policies

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, ("SEC") and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 30, 1995. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirty-nine weeks ended September 28, 1996 and September 30, 1995.

        Restatements - 1996

        This Quarterly Report on Form 10-Q/A is filed to restate the Company's financial statements for the thirteen week and thirty-nine week periods ended September 28, 1996. The Company has since determined that the recognition of non-cash interest expense should be reported for the thirteen week and thirty-nine week periods ended September 28, 1996 as more fully described in Note 5.

                 The aggregate effect of such adjustments in the thirteen week and thirty-nine week periods ended September 28, 1996 is summarized below:

                                  Thirteen Weeks Ended Sept. 28, 1996       Thirty-nine Weeks Ended Sept. 28, 1996
                               ------------------------------------------ ------------------------------------------
                               (Before Restatements) (After Restatements) (Before Restatements) (After Restatements)
                               --------------------- --------------------  -------------------- --------------------
        Total Assets                $31,194,000          $31,574,000           $31,194,000           $31,574,000

        Stockholders' equity          2,405,000            2,785,000             2,405,000             2,785,000

        Operating loss                7,665,000            7,665,000            15,344,000            15,344,000

        Net loss                      7,807,000            9,093,000            15,635,000            16,921,000

        Net loss per share              $(0.98)               $(1.15)               $(1.98)               $(2.14)

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

2.       INVENTORIES

         Inventories consist of the following:

                                            September 28,    December 30,
                                                1996             1995
                                            -------------    ------------
         Components and work-in-process      $10,168,000     $ 9,522,000
         Finished goods                        2,149,000       1,891,000
                                             -----------     -----------
                                             $12,317,000     $11,413,000
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

         According to the views of members of the Staff of the SEC which the Company became aware of in December 1996, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company determined to conform those views and computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the debenture was issued. The Company recorded $1,666,000 of additional paid-in capital for the discount related to the embedded interest in the convertible debentures. Of this amount, $1,286,000 was amortized and is included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying statement of operations for the thirteen week and thirty-nine week periods ended September 28, 1996. The unamortized balance of deferred interest related to convertible debentures is $380,000 at September 28, 1996 and is being amortized to interest expense over the period that the debentures are first convertible using the effective interest rate method. When this interest is fully amortized through the fourth quarter 1996, the net effect on equity at year-end will be nil.

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

The Company currently maintains manufacturing facilities in both California and Colorado, each of which are currently underutilized. The overhead costs associated with these facilities significantly reduced the Company's gross margins in the current thirteen week and thirty-nine week periods. The Company plans to consolidate all manufacturing operations into one facility located in Colorado as part of the announced restructuring in order to reduce overhead costs and increase efficiencies. (See Note 6 of Notes to Condensed Financial Statements).

Selling, General and Administrative

Selling, general and administrative expenses were $4,325,000 and $4,451,000 in the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively, and represented 20.2% and 31.2% of net sales. Selling, general and administrative expenses were $13,123,000 and $14,132,000 in the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively, and represented 21.1% and 32.1% of net sales. The increase in expenditures resulted primarily from increased advertising and promotional expenditures and the expansion of the Company's sales and administrative staffs. In the thirteen weeks ended September 30, 1995 and September 28, 1996, selling, general and administrative expenses were decreased by $105,000 and $52,000, respectively, because of Japanese Yen denominated transactions as the value of the U.S. dollar fluctuated in relationship to the Japanese Yen. Selling, general and administrative expenses were increased by $684,000 and decreased by $230,000 for the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively, for the same reason. The Company has initiated a plan of restructuring intended to reduce its cost structure in 1997, including the closing of its branch office in Japan. (See Note 6 of Notes to Condensed Financial Statements).

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

Nonrecurring Charges

Nonrecurring charges were $198,000 and $4,333,000 in the thirteen weeks ended September 30, 1995 and September 28, 1996, respectively. Nonrecurring charges were $606,000 and $4,584,000 in the thirty-nine weeks ended September 30, 1995 and September 28, 1996, respectively. Nonrecurring charges for the current period also include $2,731,000 for costs associated with the Company's planned restructuring and $1,602,000 primarily for changes to major component contracts with two key suppliers. Also included in nonrecurring charges are certain professional fees related to the restatements and related legal matters. Management expects related legal fees to continue at noticeable levels through 1996 and into 1997. (See Notes 4 and 6 of Notes to Condensed Financial Statements).

Non-cash Interest Expense Related to Convertible Debentures

Non-cash interest expense, which was $1,286,000 for the thirteen weeks ended September 28, 1996, results from issuing debentures which are convertible at a discount from market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the period which the debentures are first convertible and will have no effect on stockholders' equity. The remaining deferred interest related to convertible debentures totaled $380,000 at September 28, 1996 and will be amortized during the fourth quarter of 1996. (See Note 5 of Notes to Condensed Financial Statements).

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

In addition to the Loan and Security Agreement with Coast Business Credit, the Company also plans an additional private placement of $8,000,000 of convertible subordinated notes with First Bermuda to take place in the fourth quarter of 1996. The Company believes the liquidity provided by the lending relationship with Coast Business Credit along with the additional $8,000,000 from the private placement should provide adequate working capital for the Apex ramp-up of manufacturing which is expected in the fourth quarter of 1996. If the Company can not complete the planned fourth quarter offshore placement of subordinated debentures it is likely to have serious liquidity problems. (See
Note 5 of Notes to Condensed Financial Statements).

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


                          PART II.   OTHER INFORMATION

                                    OMITTED


ITEM 6.   EXHIBITS

          (a)     Exhibits:


Exhibit Number            Description                          Page Number
--------------            -----------                          -----------
27.1                      Financial Data Schedule

                                   SIGNATURES

                              PINNACLE MICRO, INC.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 24, 1997                    By:   /s/ KENNETH C. CAMPBELL
                                               --------------------------------
                                               Kenneth C. Campbell
                                               President
                                               (Duly Authorized Officer)


Date:  March 24, 1997                    By:   /s/ ROGER HAY
                                               --------------------------------
                                               Roger Hay
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)