Form 10-K
period 1996-12-28
PINNACLE MICRO INC
filed 1997-04-01
CIK 904344

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________
                         Commission file number: 0-21892

                              PINNACLE MICRO, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                        33-0238563
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                               19 Technology Drive
                                Irvine, CA 92618
               (Address of principal executive offices) (Zip code)

                                  714-789-3000
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 1997, 10,744,017 shares of the Registrant's Common Stock were outstanding. As of March 17, 1997, the aggregate market value of the Registrant's Common Stock, held by non-affiliates of the Registrant was approximately $20,381,000 based on the closing sales price of $3.19 per share of the Common Stock as of such date, as reported by The NASDAQ National Market.

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after December 28, 1996.


                               Page 1 of 101 pages

                                     PART I

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
   SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM
    THOSE PROJECTED AS A RESULT OF THE RISK FACTORS SET FORTH IN THIS REPORT.

ITEM 1. BUSINESS

         Pinnacle Micro, Inc., (the "Company") is a designer, manufacturer, supplier and reseller of removable optical storage systems. The Company's products read from and write data to optical media. In 1996, the Company changed its core business from reselling products manufactured by others to research, development and manufacturing. The Company's manufactured products range from the Vertex 2.6 Gigabyte ("GB") drive to its 4.5 terabyte multiple disk optical library systems ("optical library"). The Company resells under its own brand name 3.5" magneto optical ("MO") products and compact disc ("CD") recording systems manufactured by others.

         The Company was incorporated in California in May 1987 and reincorporated in Delaware in May 1993. The Company's headquarters is located at 19 Technology Drive, Irvine, California 92618, and that telephone number is
(714) 789-3000. The Company's operations are located at 4410 ArrowsWest Drive, Colorado Springs, Colorado 80907, and that telephone number is (719) 264-1000.

PRODUCTS

Magneto Optical Products

         The Company's MO drive products combine proprietary firmware, electronics design, application specific integrated circuits ("ASICs") with optical mechanical storage subassemblies ("OMAs") manufactured by a third party. The Company's core technology and lead product is the Apex 4.6 GB 5.25" MO Drive. The Company primarily directed its 1996 efforts toward the successful redesign, testing and manufacture of Vertex and Apex MO drives. The Company believes that its Apex product is the highest capacity 5.25" form factor, rewritable, random access removable optical drive currently available. The Vertex 2.6 GB product is based upon the Apex technology. The Company's optical storage systems are compatible with most personal computer and workstation operating systems, including Windows NT, Windows 95, Macintosh OS, DOS, Windows and UNIX. External systems attach to a computer system and include a power supply, OMA, drive electronics, firmware, software, a SCSI cable and, where necessary, a SCSI interface card. Internal systems do not include a power supply. In 1997, PC-compatible Apex and Vertex are shipped with Seagate Backup Director software (not available for Unix or Mac environments). The Company provides a one year warranty against defects in material and workmanship for all of its products. The Company's 3.5" 640 MB Tahoe product will be discontinued in 1997.

         The Tahoe and Vertex 5.25" optical storage systems conform to certain industry standards, which allow for disk interchangeability among systems and compatibility with future generations of 3.5" and 5.25" systems, respectively. The Company's Apex 4.6 GB product also reads 2.0 GB media, but not lower capacity media.

         The Company's Sierra 1.3 GB product was phased out in 1996 and replaced by the Vertex 2.6 GB and Apex 4.6 GB products.

Network Optical Library Systems

         The Company also manufactures and sells a line of optical libraries based on its Apex technology with storage capacities ranging from 75 GB to 4.5 terabytes. Prior products were based upon the Sierra 1.3 GB drive. The library mechanisms are obtained from third party suppliers and are integrated by the Company into its library systems. These library systems are most often used in client/server or other networked environments and are free standing, fully enclosed units with robotic arms that move 5.25" optical disks to and from one or more internally mounted drives. A small number of Apex libraries were sold in 1996. The Company believes that library sales are a significant potential market for the Company and the Apex technology. In 1996, the Company moved away from use of its proprietary software for optical libraries in favor of using third party software to reduce software development costs and increase the marketability of the optical libraries.

         In 1996, the Company determined that sales of optical library required product and software engineering support not previously provided. An applications engineering team was hired in the first quarter of 1997 for this purpose.

CD Recorder Systems

         The Company distributes compact disc-recorder ("CD-R") systems under its own brand name and has done so since 1993. This product line was the Company's primary source of revenue in the first half of 1996. The Company's CD-R systems are comprised of a drive assembly manufactured by a third-party supplier, which the Company differentiates from products of its competitors through added software, firmware and packaging. The RCD-5040 replaced the RCD-5020 in 1996. The current product, introduced in the fourth quarter of 1996, is the RCD-4x4. CD-R products are combined with Adaptec's "EZCD Pro" software for PC environments, the Company's proprietary CD-R recording software ("CD Burner") for Mac environments and "Gear" software from Electroson for Unix environments, to create a complete CD-R system. The Company also bundles its proprietary backup software, "Disk Archive 95" with Windows compatible products. For multimedia Macintosh computers applications, the Company bundles "Toast" software from Astarte. CD-R systems are used to create custom CDs for low volume data reproduction and distribution. CDs created in a standardized "ISO 9660" format can be utilized in most CD-ROM drives and players. The CD-R can be used with Macintosh, IBM, and Unix compatible personal computers.

         The Company's Apex and Vertex product lines provided the primary source of revenue during the second half of 1996. The Company expects the CD-R product line and business to continue to provide important revenue and product mix contributions to Pinnacle's business.

"Ready to Store" RTS Program

         The Company's independent software vendors ("ISV") program is intended to assure compatibility between the Company's products and important software products, in order to increase market acceptance of Apex technology. The Company identified software compatibility and certification as key areas of improvement for 1997, as optical library purchases often depend first on software selection. Participants include Avail Systems, Dantz, FileNet Corporation, Keyfile, Micro Design International, Inc., Optical Technology Group, Inc., Optika Imaging Systems, Inc., Optisys, Inc., Pegasus Disk Technologies, Inc., Seagate Software, Inc., Software Architects, Tracer Technologies, Inc., and Watermark Software, Inc.

Optical Storage Media

         In 1996, the Company distributed and sold rewritable 3.5" and 5.25" optical storage media with an unformatted capacity of 230, 540 and 640 MB (3.5") and 1.2, 1.3 GB, 2.3, 2.6 GB 4.2 and 4.6 GB (5.25"), for use with the Company's and other manufacturers' MO systems. In 1997, the Company intends to discontinue sales of 230 and 640 MB 3.5" media and sales of 650 MB, 1.3 GB 5.25" media. The Company sells proprietary media for the Apex product. The Company also markets and sells recordable CD media for use with its CD-R products.

         The Company believes that its 4.6 GB media is the highest density 5.25" media currently available. Except for the Company's Apex 4.6 GB drive system and media, all of the Company's 3.5" and 5.25" optical storage systems presently conform to standards that have been adopted by the International Standards Organization (ISO), the American National Standards Institute (ANSI) and the European Computer Manufacturers Association (ECMA). These standards allow for disk interchangeability among systems and compatibility with future generation systems based on the same media dimensions. Vertex media is ANSI/ISO compliant, but it is not ECMA compliant. The Company purchases all media from third party suppliers and resells the media under Company trademarks.

SALES, MARKETING AND DISTRIBUTION

         Market and industry trends are toward ever-increasing memory and storage capacity. The Apex technology is a leading removable, rewritable and reliable solution, for near on-line and archival storage. Markets for Apex technology include archiving, desk top publishing, multi-media, graphic design, medical imaging, network storage, near on-line storage and other data-intensive uses.

         The Company believes that it retains a large amount of brand "equity" and recognition from previous investments in advertising. Extended delays of the Apex introduction, however, adversely affected the Company's and to some extent the MO industry's credibility within existing vertical markets. The Company is redirecting its marketing strategy to build on its brand recognition and address these issues and to expand its presence in the optical library arena. The Company also believes that a business opportunity exists at the high-end of removable, rewriteable storage market for archiving and backup and is working to develop that opportunity.

         The Company sells its products through distributors, value-added resellers ("VARs") and systems integrators. The Company no longer sells directly to dealers. Due to delays in releasing its Apex technology, the Company does not expect significant OEM sales for several quarters. Smaller OEMs are expected to place orders in second quarter of 1997 but such purchases are not assured. Major OEM customers are currently testing and evaluating the Apex product. The Company also sells to end users directly through its internal sales force. The Company's distributor channel consists both of national and regional distributors. The Company's largest distributor, Ingram Micro, Inc., accounted for approximately 18%, 15%, and 15% of net sales in 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of the Company's net sales during these periods.

         In conformance with industry practice, the Company generally provides distributors with stock balancing and price protection rights. This permits distributors to return slow moving products to the Company for credit and provides price adjustments for inventories of the Company's products held by distributors if the Company subsequently lowers the prices of those products. In 1996, steps were taken to reduce these costs and manage the distributor business more efficiently.

         The Company's international sales are currently made through a network of distributors and resellers, which market and distribute the Company's products worldwide. International and export sales accounted for approximately 30%, 35% and 29% of net sales in 1996, 1995 and 1994, respectively. (See Note 11 of Notes to Financial Statements). In 1996, the Company had international sales offices located in Japan and the Netherlands. The Japanese office was closed in the fourth quarter of 1996 as a cost savings measure. The Company intends to improve its foreign sales operations and plans to increase foreign sales through distributors. The risks of international sales include, among other things, finding and retaining good managers, local or regional competition, currency fluctuations, export and import controls and government regulation and tariffs.

         Customer service and technical support of the Company's products are an integral part of the Company's business. Customer service and technical support were an area of customer dissatisfaction in 1996 which management is striving to address in 1997.

RESEARCH AND DEVELOPMENT

         In 1991, the Company established a research and development facility in Colorado Springs, Colorado to develop proprietary optical technology, including systems, mechanical, firmware, electronics design and ASICs. During 1995 and 1996, the Company's research and development efforts were principally directed towards completing the development of the Apex product and then to solving manufacturing yield issues. Now that Apex is in full production, plans are in place to develop the successor product. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete in its targeted markets.

         In 1996, 1995 and 1994 the Company's research and development expenditures were approximately $6,006,000, $4,978,000 and $2,708,000, respectively. These expenses related primarily to the operations of the Company's engineering team located in Colorado Springs, Colorado.

MANUFACTURING AND SUPPLIERS

Manufacturing Facilities and Reorganization

         Through the third quarter of 1996, the Company had manufacturing facilities in Irvine, California and Colorado Springs, Colorado. In the fourth quarter, the Company closed its manufacturing operations in Irvine and consolidated manufacturing in Colorado Springs, see Item 2, Properties below. A new facility was identified for all (manufacturing, research and development) Colorado operations, and the move to the new facility was completed in the first quarter of 1997. The Company's manufacturing operations consist of final assembly and testing, quality assurance, packaging and shipping.

Suppliers

         OMAs, Apex media and certain of the ASICs and other components used in the Company's products are obtained from single sources. These strategic relationships provide for the sharing of technology and the joint development of OMA subassemblies, including the development of enhancements to such components. The Company also purchases from third party suppliers circuit boards, integrated circuits and other components used in its products. The Company's dependence on third-party suppliers involves several risks, including limited bargaining power over pricing, availability, quality and delivery schedules for such components. There is also the risk that a large supplier may be using the Company to develop a market for later entry by the supplier. The Company believes that second sources are available for all components other than OMAs, Apex media and certain integrated circuits. There can, however, be no assurance that the Company could obtain all required components from second sources on terms as favorable as those in place, if at all. If the Company's ability to obtain critical components from its sole source suppliers for its products were impaired or interrupted for any reason, the Company would not be able to establish alternative sources and integrate replacement components into its systems without substantial disruption to the Company's operations.

Inventory

         Delays in manufacturing Apex and Vertex products caused the Company's inventories to increase during 1996, with adverse effects upon the Company's liquidity. In its transition in 1996 to an engineering and manufacturing company from a reseller of goods manufactured by others, the Company experienced difficulties in manufacturing operations, especially inventory management. These difficulties were heightened by long lead time components, and the relocation and consolidation of manufacturing operations in Colorado Springs. The Company is taking the steps it believes necessary to bring its inventory down to appropriate levels.

Backlog

         Before the production difficulties with the Apex product, the Company generally shipped its products within a few days of receipt of an order and did not have a significant backlog. In 1996, the Company carried a significant backlog of orders for Apex and Apex - related products into the fourth quarter, such that most Apex shipments in the fourth quarter were against backlog. The Company completed shipping against the Apex backlog in the first quarter of 1997. There was no significant backlog in prior periods for comparison. The prior Apex backlog is not believed to be indicative of foreseeable demand in future quarters.

COMPETITION

         The newest optical technology, digital video disc ("DVD"), received much publicity in 1996. Consumer versions of DVD-ROM players recently began shipping, while computer data versions have not. The Company currently does not expect rewriteable DVD-ROM technology to be available until late 1998 at the earliest. Initial DVD capacity points are expected to be substantially below those of what MO is expected to reach in that timeframe.

         The market for data storage products is competitive and changing, characterized by price erosion and short product life cycles. The Company's products compete directly with other optical storage products and removable storage products. Competition also comes from storage products based on alternative technologies such as hard disk drives and tape drives. The Company's optical storage systems compete directly with those manufactured by Sony Corporation, Hitachi, Ltd., Hewlett-Packard Company, Fujitsu Ltd., Panasonic, Iomega, Syquest, MOST, Inc., Ricoh, Ltd., Phillips, N.V. and others. Most of these companies have larger technical staffs, greater brand name recognition and market presence, larger marketing and sales organizations and greater financial resources than those of the Company. Certain of the Company's suppliers of mechanical optical storage subassemblies also develop and market optical storage systems that compete with those of the Company. Potential direct competitors include certain computer storage peripheral manufacturers and business storage systems manufacturers or developers, who may introduce optical storage products or incorporate a competitive product in their own products. The major competitive factors in the data storage market include product performance, capacity, price, size and appearance, reliability, as well as the timing of new product introductions. There can be no assurance that products based on competing technologies will not have an adverse effect on the market for optical data storage products.

         While the Company believes that its optical storage products should compete favorably for applications that require removable, reliable, random access storage, certain other products such as hard disk drives, tape drives or other alternative storage technologies, separately or together in various combinations, may compete more favorably for other applications. Hard disk drives and tape drives may be less costly alternatives where removable storage and data security are not required. Iomega Corporation's Jazz drive, a removable storage product, appears to be selling well at its price and storage capacity.

The optical storage market is still developing. Hard disk drives are beginning to compete in cost per megabyte. In the optical media market, the Company competes as a reseller with a number of other companies, primarily on the basis of price/performance and purchasing convenience. Optical media manufacturing is limited to a few companies whose future decisions may affect the Company's media business. There can be no assurance that the Company will be able to compete successfully with manufacturers and other resellers of media or that competition will not have a material adverse effect on the Company's results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company seeks to obtain the appropriate proprietary rights protection for new technology it develops. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. There can be no assurance that the Company will be successful in protecting its proprietary technology. Actual protection and its assumed benefits may differ materially from Company goals as a result of the intellectual property rights and licensing strategies of the Company's competitors and of other licensors.

         Certain of the Company's products are subject to patents or intellectual property rights held by third parties. The Company seeks and obtains license rights, including indemnification against infringement of such patents or intellectual property rights, as necessary. The high technology industry, including the data storage industry, has seen a great increase in patent and related litigation in the past decade. Other entities may hold patents or have applications on file, which, if valid or enforced, could adversely affect the Company's use of certain of its technologies and processes. There can be no assurance that the Company will be successful in obtaining acceptable license rights and terms if in fact licenses are necessary. The Company anticipates that it may have continuing obligations and expenses related to licensing third party technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or costly litigation.

         The Company has patent applications pending in the United States and intends to file additional patent applications relating to the designs employed within certain of its products, both hardware and software. There can, however, be no assurance that any patents applied for will be granted.

EMPLOYEES

         As of March 17, 1997, the Company employed 166 full-time employees. There was a significant turnover in employees in 1996, as a result of the manufacturing restructuring, the reorganization of the sales force and the change from a founder-managed business to a company run by professional managers. The Company laid off 36 employees in 1996. The Company's future success will depend in large part upon its ability to attract and retain highly qualified technical, marketing, engineering and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

BACKGROUND RISK FACTORS

         In addition to the specific risks described elsewhere in this Form 10-K, the Company is subject to certain general risks which include but are not limited to:

         Technological Competition. The Company's future depends materially on its ability to timely develop and efficiently manufacture new optical storage products to meet changing customer requirements and evolving industry standards. Generally speaking, this requires offering higher storage capacities, faster data transfer rates and lower data access times at the same or reduced costs. In addition, market acceptance of MO solutions generally, aesthetic appeal and software compatibility can be important competitive advantages or disadvantages. The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. Given the Company's limited working capital resources, new product decisions are of fundamental importance to the Company's prospects. The announcement, introduction or market expectation of new products based on new or enhanced technologies, such as the DVD technology announcements in 1996, the emergence of new industry standards, widely accepted operating systems or significant price reductions on competitors' products may adversely affect the sales and prices of the Company's products and the Company's results of operations.

         There can be no assurance that there will be continued acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins. There can be no assurance that the Company will not experience significant delays in the introduction of new products in the future, as it has in the past, which could have a material adverse effect on the Company's results of operations.

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's existing products, possible seasonality in the fourth quarter, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising, promotion and research and development. In addition, the Company's component purchases, production and spending levels are made based upon forecasted demand for the Company's products. Any significant shortfall in forecasted demand could have an immediate adverse impact on the Company's quarterly results of operations and financial condition. Past results are not necessarily indicative of future performance for any particular period, especially given the fundamental changes in the Company's business in 1996, and there can be no assurance that the Company will experience revenue growth and profitability in future periods.

         International Trade, Foreign Exchange Dependent Purchases; Currency Fluctuations. The risks of international trade include foreign government regulation, the difficulties of finding and retaining competent management, miscommunication, local preferences and changes in taxes and duties. The Company's OMA suppliers, media suppliers and a number of the Company's other component suppliers are located in Japan, which subjects the Company to risks of changes in government policies and regulatory requirements, transportation delays and the imposition of tariffs and export controls. In the past the Company experienced losses arising from changes in the Japanese Yen vs. U.S. dollar exchange rates. In 1996, the Company reduced its currency risk by converting most of its purchase contracts to be denominated in U.S. dollars. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

ITEM 2. PROPERTIES

         The Company leases facilities in Irvine, California and Colorado Springs, Colorado. In the fourth quarter, Irvine manufacturing operations and two separate Colorado Springs facilities were consolidated into one facility in Colorado Springs. The combined and reorganized engineering, manufacturing and shipping operations were relocated, as of the first quarter of 1997, to a new 55,000 square foot facility in Colorado Springs at 4410 ArrowsWest Drive. All engineering, manufacturing and shipping will be conducted at that facility for the foreseeable future.

         The Irvine facility, following the transfer of manufacturing operations to Colorado Springs, exceeds the Company's requirements. The Company is pursuing subtenants for the former Colorado Springs facilities and the Irvine facility. The Company plans to relocate Irvine-based executive, administrative, sales, technical support and human resources staff to a smaller, more cost effective facility.

ITEM 3. LEGAL PROCEEDINGS

         In the fourth quarter of 1995, the Company reached a settlement agreement with the plaintiffs who filed the November 20, 1994, class action complaint against the Company, certain of its officers and directors and the Company's then independent auditors, Ernst & Young LLP. The complaint alleged various violations of federal securities laws and claimed unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court for the Central District of California under the case name of Kurtz, et al. v. Blum, et al., Case No. SACV94-1043-GLT. Pursuant to this settlement, the Company's insurance carrier paid $925,000 in cash in December 1995, pursuant to a Directors and Officers liability policy purchased by the Company. In 1996, the Company issued shares of the Company's common stock valued at $1,400,000 to the plaintiff class and its attorneys.

         The Company and certain members and former members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results for 1993 and 1994. The Company and its management believe that they fully cooperated with the investigation. The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries relate principally to the accounting matters discussed in Note 12 of Notes to Financial Statements (1995 adjustments).

         On March 15, 1996, a complaint was filed against the Company and certain of its officers and directors in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint claims unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. The Company denies all allegations and intends to vigorously contest the suit. The ultimate outcome of this matter cannot presently be determined. However, any adverse determination with respect to the pending lawsuit could have a material adverse effect on the financial statements. The Company may incur significant legal costs relating to this suit in 1997. (See Note 9 of Notes to Financial Statements).

         The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these other legal matters will have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol PNCL. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock. These prices have been retroactively adjusted to reflect the 50% stock dividend made effective on December 15, 1995. Such prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                      High              Low
1995:                      1st Quarter            $   9.583        $    6.333
                           2nd Quarter                9.333             5.833
                           3rd Quarter               15.833             7.833
                           4th Quarter               19.667            11.333

1996:                      1st Quarter               16.500             7.250
                           2nd Quarter               12.000             6.625
                           3rd Quarter                9.000             4.875
                           4th Quarter                8.750             2.000

         There were 1,095 security holders of record as of March 17, 1997. Other than S Corporation distributions to the Company's existing stockholders in connection with the termination of the Company's S Corporation status on July 1, 1993, the Company has not paid cash dividends and intends to retain earnings for use in the business for the foreseeable future. Under the terms of the Company's revolving line of credit agreement (see Note 4 of the Notes to Financial Statements), the Company is contractually restricted from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Financial Statements and the accompanying notes and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The statement of operations data for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, and the balance sheet data at December 28, 1996 and December 30, 1995, is derived from, and should be read in conjunction with, the audited financial statements included elsewhere herein. The statement of operations data set forth below with respect to 1993 and 1992 and the balance sheet data at December 31, 1992, is derived from unaudited financial statements not included in this Form 10-K. The balance sheet data at December 31, 1994 and December 31, 1993, is derived from audited financial statements not included in this Form 10-K.

FISCAL YEAR ENDED                                                   DEC. 28,     DEC. 30,     DEC. 31,    DEC. 31,    DEC. 31,
In thousands except per share data                                    1996         1995         1994        1993        1992
                                                                    --------     --------     --------    --------    --------
STATEMENT OF OPERATIONS DATA:
   Net sales ....................................................   $ 59,921     $ 81,844     $ 65,382    $ 38,887    $ 22,920
   Gross profit .................................................     11,829       21,952       19,784      11,990       7,532
   Income (loss) from operations ................................    (18,463)      (3,274)       4,231       1,267       1,423
   Net income (loss) ............................................    (20,833)      (2,459)       2,736       1,629       1,331
   Net income (loss) per share (1) ..............................      (2.52)       (0.31)        0.35          --          --

PRO FORMA STATEMENT OF OPERATIONS DATA (2):
   Pro forma net income .........................................   $     --     $     --     $     --    $    858    $    870
   Supplementary pro forma net income per share (1) .............         --           --           --        0.12        0.15

                                                                    DEC. 28,     DEC. 30,     DEC. 31,    DEC. 31,    DEC. 31,
In thousands                                                          1996         1995         1994        1993        1992
                                                                    --------     --------     --------    --------    --------
BALANCE SHEET DATA:
   Working capital ..............................................   $ 12,710     $ 15,527     $ 17,105    $ 14,787    $  2,354
   Total assets .................................................     40,238       32,005       28,855      22,129       7,297
   Notes payable and long-term debt .............................      9,698           --        1,439          55         240
   Stockholders' equity .........................................      8,503       16,741       18,911      15,814       3,021

(1) The net income (loss) per share and the supplementary pro forma net income per share have been retroactively restated to reflect the 1995 stock dividend. (See Note 6 of Notes to Financial Statements).

(2) Effective May 1, 1989, the Company elected to be taxed as an S Corporation. Accordingly, the provisions for income taxes for the periods from May 1989 to June 30, 1993 were computed by applying the California franchise tax rate for S Corporations of 2.5% to pretax earnings. The pro forma data are unaudited and reflect provisions for federal and state income taxes (assuming an effective tax rate of 36.3% and 36.5% for the years ended December 31, 1993 and 1992, respectively) as if the Company had not elected to be treated as an S Corporation during these periods. In accordance with a regulation of the SEC, the pro forma net income per share for the years ended December 31, 1993 and 1992 reflect the effect of an assumed issuance of 301,352 average shares and 422,565 average shares, respectively, at the initial public offering price of $7.00 per share, which would have generated sufficient cash to pay an S Corporation distribution in an amount equal to retained earnings at June 30, 1993 and December 31, 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION
  27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE
    ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISK FACTORS STATED HERE AND THROUGHOUT THIS
                                     REPORT.

GENERAL

         In 1996, the Company incurred a net loss of $20,833,000 on total sales of $59,921,000. In its transition in 1996 from a reseller of OEM products to an engineering and manufacturing company, the Company experienced delays in the relaunch of its Vertex and Apex products as well as increased competition and price pressure on its older RCD products. These were major contributing factors to the net loss for 1996. The Company's future depends upon its ability to develop markets for Apex technology, timely launch successor products and continue its transformation to an engineering company. The Company has limited time and resources to develop markets for the Apex technology. If demand for Apex cannot be developed to satisfactory levels and sustained, the Company may have liquidity constraints.

         The Vertex 2.6 GB product was announced in March 1996, and relaunched in June 1996. The Apex 4.6 GB product was redesigned, extensively tested and in full production by the end of the fourth quarter. The Company's goal to become a successful research, development and manufacturing company will entail a comprehensive change in corporate culture, increased working capital requirements, separate R&D and manufacturing engineering functions, and will require its operations to manufacture efficiently and manage inventory more effectively.

Significant events affecting the Company in 1996 included:

         In March 1996, a complaint was filed against the Company and certain of its officers and directors in a securities class action lawsuit alleging that the Company's former management engaged in improper accounting practices and made certain false and misleading statements. No provision for any liability which may result from this matter has been made in the Company's financial statements. An adverse determination with respect to the pending lawsuit could have a material adverse effect on the Company. In 1997, the Company may incur significant legal costs relating to this lawsuit. (See Note 9 of Notes to Financial Statements).

         In July 1996, the Company sold $10,000,000 principal amount of 8% convertible debentures in an offshore private placement. (See Note 5 of Notes to Financial Statements). The proceeds of this placement were used to repay the Company's outstanding loan balance in July 1996 and for working capital purposes. Substantially all the debentures were converted during the third and fourth quarters of 1996 and the first quarter of 1997 into nearly 2.5 million shares of the Company's common stock.

         During 1996, the Company recorded restructuring charges of $3,028,000 for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. The Company also recorded $1,200,000 for estimated costs associated with changes to a major component contract with a key supplier. (See
Note 7 of Notes to Financial Statements).

         In December 1996, the Company sold an additional $5,000,000 principal amount of 6% convertible debentures pursuant to an offshore private placement. Approximately $1,312,000 of the convertible debentures were converted as of March 18, 1997, resulting in the issuance of approximately 430,000 shares of the Company's common stock. The proceeds from this offering were used entirely for the Company's liquidity needs at the end of the fourth quarter of 1996 and during the first quarter of 1997. As of March 18, 1997, debentures aggregating $11,212,000 have been converted into 2,806,943 shares of common stock at conversion prices ranging from $2.10 to $6.44 per share. In addition, 68,540 shares of common stock were issued for interest payable on converted debentures.

         In 1996, the Company significantly changed the composition of its board of directors and its senior management. At the beginning of the year, the founders of the Company, William Blum, Scott Blum and James Hanley occupied senior management positions. The Company hired new managers, including Jonathan Eddison, Vice President and General Counsel, and Kenneth C. Campbell, then Executive Vice President Technology, now President. In May, William Blum, a founder, retired and resigned his positions as President, CEO and director. Mr. Lawrence Goelman, an outside director, became CEO and President. Roger Hay joined the Company as Executive Vice President and Chief Financial Officer in June.

         While the new management team was able to restructure the Company's financing agreements (see Notes 4 and 5 of Notes to Financial Statements), and to relaunch Vertex and Apex, the founders and the new management did not always agree on their respective roles. Scott Blum resigned as an officer on October 1, 1996 but remained on the board of directors.

         John Koehler, Ph.D., and Hans Imhof joined the board of directors in the fourth quarter. Mr. Goelman resigned on December 6, 1996, and Mr. Charles Laverty also resigned.

         In a related development, Mr. Kenneth Campbell became President on December 8, 1996 and joined the board of directors. At the same time, Roger Hay was elected to the board, Scott Blum resigned as a director, and William Blum rejoined the board. Scott Blum and William Blum entered into a standstill and voting agreement dated December 8, 1996 pursuant to which they agreed (1) to vote for the Company's board as constituted on December 8 or its nominees, provided William Blum or his nominee was on the slate recommended by the board;
(2) to preserve Company confidential information and avoid interference with management; and (3) to refrain from seeking to form or joining a group for the purpose of acquiring or selling a controlling interest in the Company. In return the Company agreed to register certain shares held by the Blums for resale if requested to do so.

         There is no assurance that the standstill agreement will serve to prevent further disagreements between the founders and the directors, or between the founders and management, or that such disagreements will not become an issue after the standstill agreement expires in December 1997.

         Delays in the manufacturing of the Apex and Vertex products caused the Company's inventories to increase significantly in 1996, adversely impacting the Company's liquidity and capital resources.

         During 1996, the Company carried a significant backlog of orders for Apex and Apex-related products. Most shipments by the Company of Apex and Apex-related products in the fourth quarter of 1996 were against the backlog. The Company completed shipping against the backlog for Apex products during the first quarter of 1997.

         See "Liquidity and Capital Resources" below for more information concerning the Company's capital needs.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of net sales for the fiscal years indicated:

                                                  1996        1995        1994
                                                  -----       -----       -----
Net sales:
   Optical storage devices ..................     100.0%       99.3%       92.3%
   Components ...............................        --         0.7         7.7
                                                  -----       -----       -----
       Total net sales ......................     100.0       100.0       100.0
                                                  -----       -----       -----
Cost of sales:
   Optical storage devices ..................      80.3        72.6        62.8
   Components ...............................        --         0.6         7.0
                                                  -----       -----       -----
       Total cost of sales ..................      80.3        73.2        69.8
                                                  -----       -----       -----
   Gross profit .............................      19.7        26.8        30.2
                                                  -----       -----       -----
Operating expenses:
   Selling, general and administrative ......      32.6        22.1        18.6
   Research and development .................      10.0         6.1         4.1
   Nonrecurring charges .....................       7.9         2.6         1.0
                                                  -----       -----       -----
       Total operating expenses .............      50.5        30.8        23.7
                                                  -----       -----       -----
Operating income (loss) .....................     (30.8)       (4.0)        6.5
Interest income .............................       0.1         0.2         0.3
Interest expense ............................      (0.9)         --          --
Non-cash interest expense ...................      (2.9)         --          --
                                                  -----       -----       -----
Income (loss) before income taxes ...........     (34.5)       (3.8)        6.8
Income tax expense (benefit) ................       0.3        (0.8)        2.6
                                                  -----       -----       -----
   Net income (loss) ........................     (34.8)%      (3.0)%       4.2%
                                                  =====       =====       =====

COMPARISON OF 1996 TO 1995

         Net Sales. Net sales of optical storage devices decreased 26% to $59,921,000 in 1996. The decrease was primarily attributable to the decline in the average sales price of older RCD products as competition increased as additional manufacturers entered the market. Additionally, while unit sales of 5.25" optical storage devices in 1996 were greater than in 1995, the average sales prices of Apex and Vertex in 1996 was less than the average sales price of its predecessor, Sierra, in 1995. As a result, sales for 5.25" optical storage devices was approximately unchanged between 1996 and 1995.

         Sales of components were $535,000 in 1995; there were no comparable sales in 1996. The 1995 component sales were to a key supplier of the Company.

         Gross Profit. Gross profit from optical storage devices decreased 45.9% to $11,829,000 in 1996, and decreased as a percentage of optical storage device revenue to 19.7% in 1996 from 26.9% in 1995. Increased competition in the RCD market place and the continued delay in production of Apex and Vertex, which replaced the end of life Sierra, each contributed to the decreased gross profit. The Company's gross margin as a percent of net sales increased to 24.8% in the fourth quarter of 1996 as the Company began to ship Apex.

         Selling, General and Administrative. Selling, general and administrative expenses increased 8.0% to $19,565,000 in 1996 and increased as a percentage of net sales to 32.6% in 1996 from 22.1% in 1995. During 1996, expenses were reduced by $478,000, or 0.8% of net sales, due to gains in foreign currency denominated transactions as the U.S. dollar appreciated against the Japanese Yen. In contrast, expenses were increased by $473,000, or 0.6% of net sales during 1995 due to losses on such transactions. The 1996 net increase was primarily the result of the expansion of the sales and administrative staff. The Company expects that selling, general and administrative expenses will decrease in 1997 due to the Company's plans to reduce costs in the process of realigning its operations.

         Research and Development. Research and development expenses increased 20.7% to $6,006,000 in 1996, and increased as a percentage of net sales to 10.0% in 1996 from 6.1% in 1995. The increases in research and development expenses were primarily due to the expansion of the research and development staff, and expenses associated with its research and development facility. The majority of these increased costs related to the support of the Apex product development. The Company expects that research and development expenses in 1997 will focus primarily on development of Apex II.

         Nonrecurring charges. Nonrecurring charges were $4,721,000 and $2,132,000 in 1996 and 1995, respectively. Included in nonrecurring charges are costs associated with the Company's restructuring, a contract modification in 1996 and litigation settlement charges in 1995 and certain professional fees related to the restatements and related legal matters. The 1996 restructuring charge of $3,028,000 was for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These restructuring charges principally reflect the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions. (See Notes 7 and 9 of Notes to Financial Statements).

         Interest Income and Interest Expense. Interest income was $84,000 and $187,000 and interest expense was $549,000 and $35,000 in 1996 and 1995, respectively. While the Company only borrowed on its line of credit sporadically during 1995, it was frequently in a borrowing position on its line of credit in 1996. Additionally, the Company issued convertible debentures in amounts of $10,000,000 in July 1996 and $5,000,000 in December 1996 which accrued interest at 8% and 6%, respectively. (See Notes 4 and 5 of Notes to Financial Statements).

         Non-cash Interest Expense Related to Convertible Debentures. Non-cash interest expense results from issuing debentures which are convertible at a discount from market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the periods which the debentures first become convertible and will have no effect on stockholders' equity and operating income. The Company expects an additional non-cash interest charge of $786,000 to record the effect of the deferred interest expense in 1997. (See
Note 5 of Notes to Financial Statements).

         Income Taxes. Income tax expense was $184,000 and income tax benefit was $663,000 for 1996 and 1995, respectively. (See Note 8 of Notes to Financial Statements).

COMPARISON OF 1995 TO 1994

         Net Sales. Net sales of optical storage devices were approximately $60,345,000 and $81,309,000 in 1994 and 1995, respectively, representing an increase of approximately 35%. The increase was primarily attributable to increased unit sales across all product lines, introduction of the RCD-1000 in the fourth quarter 1994 and increased international sales. Increased units sales were partially offset by a continuing decline in the average unit sales prices of the Company's products. International and export sales increased by approximately 48% from $19,112,000 in 1994 to $28,291,000 in 1995.

         Sales of components were $5,037,000 and $535,000 in 1994 and 1995, respectively. These components, which are electronic chips used in the Company's optical storage products, were purchased in anticipation of greater demand for these products than actually materialized. The Company sold these excess electronic chips throughout 1994. The contract for the purchase of these electronic chips expired in January 1995, at which time electronic chip sales decreased substantially. The 1995 component sales were to a key supplier of the Company.

         Gross Profit. Gross profit of optical storage devices increased from $19,301,000 in 1994 to $21,872,000 in 1995, but decreased as a percentage of optical storage devices sales from 32.0% to 26.9%. The decreased gross profit percentage resulted from aggressive product pricing and increased component costs as a result of the weak U.S. dollar in comparison to the Japanese Yen during much of 1995. In addition, the Company purchases many of the components used in its systems from Japanese suppliers. These transactions are largely denominated in Japanese Yen and the Company's gross profit and gross profit margin can be significantly impacted by fluctuations in the foreign currency markets.

         Gross profit of components was $483,000 or 9.6% of component sales in 1994, compared to $80,000 or 15.0% in 1995. The Company provides essentially no value added activities related to these sales.

         Selling, General and Administrative. Selling, general and administrative expenses were $12,149,000 and $18,116,000 in 1994 and 1995, respectively, and represented approximately 18.6% and 22.1% of net sales. During 1995, $473,000 of the expenses, or 0.6% of net sales, were due to losses in foreign currency denominated transactions due to the decline of the U.S. dollar against the Japanese Yen, compared to similar losses of approximately $195,000, or 0.3% of net sales, in 1994. The increase in expenditures was also the result of increases in advertising, marketing and trade show expenditures, the expansion of the sales and administrative staff, and the expenses related to sales offices in The Netherlands and Japan, which were expanded during 1995.

         Research and Development. Research and development expenses were $2,708,000 and $4,978,000 in 1994 and 1995, respectively, and represented approximately 4.1% and 6.1% of net sales. The increases in research and development expenses were primarily due to the expansion of the research and development staff, increased costs associated with third party software and hardware development contracts and expenses associated with its research and development facility. The majority of these increased costs related to the support of the Apex product development.

         Nonrecurring charges. Nonrecurring charges were $696,000 and $2,132,000 in 1994 and 1995, respectively. Included in nonrecurring charges are litigation settlement charges and certain professional fees related to the restatements and related legal matters. (See Notes 7 and 9 of Notes to Financial Statements).

         Provision for Income Taxes. The provision for income taxes was $1,713,000 for 1994, or an effective income tax rate of approximately 38.5%. The income tax benefit was $663,000 for 1995. (See Note 8 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 28, 1996 increased by $1,849,000 from the December 30, 1995 balance. This increase in available cash balances at December 28, 1996 occurred entirely due to the proceeds from the Company's second offshore private placement of $5,000,000 which occurred just prior to year-end. Operating activities used cash and cash equivalents of $14,889,000, $713,000 and $1,912,000 in 1996, 1995 and 1994, respectively. Inventories increased by $7,167,000 in 1996. The 1996 increase in inventories was due to the continuing manufacturing delays in Apex and inventory management problems. The increase in inventories has been partially offset by an increase in accounts payable as certain vendors agreed to temporarily extend payment terms.

         The Company's announced restructuring in 1996 caused accrued expenses and other liabilities to increase at year-end 1996 as most restructuring costs will be paid or incurred throughout 1997 and 1998. The $1,740,000 and $1,361,000 increases in accounts receivable during 1996 and 1995, respectively, were primarily due to the timing of sales in 1996 and the increase in sales in 1995. The Company's investing activities during this period included capital expenditures for computers, furniture and equipment and represented $904,000, $1,841,000 and $840,000 for 1996, 1995 and 1994, respectively. The increase in 1995 capital expenditures resulted from the Company's development of its internal manufacturing capabilities and enhancement of its information systems.

         As of December 28, 1996, the Company has an income tax receivable of $1,984,000. This amount should be refunded from the U.S. Government as tax losses for 1996 and 1995 are carried back to prior years. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1996 and uncertainties surrounding the realization of the net operating loss carryforward which was generated during 1996, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded. (See Note 8 of Notes to Financial Statements).

         The Company currently has a revolving line of credit agreement with a lender which is collateralized by substantially all assets of the Company and which expires on September 30, 1998. The Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories. Interest is payable monthly at the lender's reference rate (8.25% at December 28, 1996) plus 1.75%. As of December 28, 1996 and March 17, 1997, the Company was in compliance with all covenants under the line of credit. While the Company had no borrowings under its previous line of credit agreement at December 30, 1995, its borrowings under the current line of credit totaled $3,276,000 at December 28, 1996 and $6,044,000 at March 17, 1997.
(See Note 4 of Notes to Financial Statements).

         The Company's financing activities provided cash and cash equivalents of $17,548,000 and $1,517,000 in 1996 and 1994, respectively, and used $964,000 in 1995. The significant cash provided in 1996 resulted from the issuance of $15,000,000 of convertible debentures and net borrowings of $3,276,000 on its line of credit. These significant borrowings were necessary to fund the continuing net losses of the Company which were $20,833,000 in 1996 and $2,459,000 in 1995. (See Notes 4 and 5 of Notes to Financial Statements).

         The Company believes that its existing cash balances, anticipated cash flows from operating activities and borrowings under its line of credit will be sufficient to support its working capital needs, capital expenditures requirements, minimum lease payments and restructuring costs for the next twelve months. However, the Company has recently experienced significant losses from operations. The Company is taking the steps it believes necessary to bring its inventory to appropriate levels which will provide cash flows from operating activities. As part of its relocation to new facilities, the Company will have capital expenditure requirements of approximately $1,000,000 in the first quarter of 1997. The Company's ability to meet its future liquidity requirements is dependent upon its ability to operate profitably or, in the absence thereof, continued availability under its line of credit and to arrange additional financing.

         The Company's line of credit expires on September 30, 1998 and there can be no assurances the credit facility will be extended beyond such date. In an effort to address its working capital needs, the Company has taken or intends to take a number of actions including (i) a combination and consolidation of its manufacturing facilities in a single facility located in Colorado Springs, Colorado; (ii) seeking subtenants for the Company's former Colorado Springs facility and the Company's Irvine facility; (iii) hiring a new Vice President of Operations whose responsibilities include inventory management; and (iv) increased efforts to develop markets for the Company's core Apex technology and Apex-related products. No assurances can be given that such efforts will significantly improve the Company's working capital situation.

         Because of the Company's present financial condition, normal sources of external financing may not be available to the Company in the future, including a replacement line of credit. The Company has not identified as of this filing any additional financing and is unable to indicate at this time whether any additional financing will be available to the Company in the future.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain quarterly financial data for the Company's operations during the eight quarters ended December 28, 1996, and such data as a percentage of net sales. This quarterly information is unaudited and has been prepared on the same basis as the annual financial statements and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                          QUARTER ENDED
                                --------------------------------------------------------------------------------------------
                                APRIL 1,    JULY 1,    SEPT. 30,   DEC. 30,    MAR. 30,    JUN. 29,    SEPT. 28,    DEC. 28,
                                  1995       1995        1995        1995        1996        1996        1996        1996
                                -------     -------     -------     -------     -------     -------     -------     -------
                                                          (1)                                             (2)
                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales:
   Optical storage devices .... $20,185     $20,600     $20,980     $19,544     $17,434     $12,333     $14,259     $15,895
   Components .................      --          --         421         114          --          --          --          --
                                -------     -------     -------     -------     -------     -------     -------     -------
     Total net sales ..........  20,185      20,600      21,401      19,658      17,434      12,333      14,259      15,895
                                -------     -------     -------     -------     -------     -------     -------     -------
Cost of sales:
   Optical storage devices ....  14,501      15,201      15,142      14,593      14,306      10,180      11,646      11,960
   Components .................      --          --         348         107          --          --          --          --
                                -------     -------     -------     -------     -------     -------     -------     -------
     Total cost of sales ......  14,501      15,201      15,490      14,700      14,306      10,180      11,646      11,960
                                -------     -------     -------     -------     -------     -------     -------     -------
   Gross profit ...............   5,684       5,399       5,911       4,958       3,128       2,153       2,613       3,935
Operating expenses:
   Selling, general and
     administrative ...........   4,692       4,106       4,325       4,993       5,252       4,429       4,451       5,433
   Research and development....     789         891       1,378       1,920       1,592       1,436       1,494       1,484
   Nonrecurring charges .......     225         183         198       1,526         164          87       4,333         137
                                -------     -------     -------     -------     -------     -------     -------     -------
     Total operating expenses..   5,706       5,180       5,901       8,439       7,008       5,952      10,278       7,054
                                -------     -------     -------     -------     -------     -------     -------     -------
Operating income (loss) .......     (22)        219          10      (3,481)     (3,880)     (3,799)     (7,665)     (3,119)
Interest income ...............      50          55          41          41           4          --          59          21
Interest expense ..............      (9)        (10)        (12)         (4)        (36)       (114)       (201)       (198)
Non-cash interest expense .....      --          --          --          --          --          --      (1,286)       (435)
                                -------     -------     -------     -------     -------     -------     -------     -------
Income (loss) before income
  taxes .......................      19         264          39      (3,444)     (3,912)     (3,913)     (9,093)     (3,731)
Income tax expense (benefit)...       7         102          15        (787)          3          --          --         181
                                -------     -------     -------     -------     -------     -------     -------     -------
Net income (loss) ............. $    12     $   162     $    24     $(2,657)    $(3,915)    $(3,913)    $(9,093)    $(3,912)
                                =======     =======     =======     =======     =======     =======     =======     =======
Net income (loss) per share.... $  0.00     $  0.02     $  0.00     $ (0.34)    $ (0.50)    $ (0.49)    $ (1.15)    $ (0.42)
                                =======     =======     =======     =======     =======     =======     =======     =======


PERCENTAGE OF NET SALES:
   Net sales:
     Optical storage devices      100.0%      100.0%       98.0%       99.4%      100.0%      100.0%      100.0%      100.0%
     Components ...............      --          --         2.0         0.6          --          --          --          --
                                -------     -------     -------     -------     -------     -------     -------     -------
       Total net sales ........   100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0
                                -------     -------     -------     -------     -------     -------     -------     -------
       Cost of sales:
     Optical storage devices...    71.8        73.8        70.8        74.2        82.1        82.5        81.7        75.2
     Components ...............      --          --         1.6         0.6          --          --          --          --
                                -------     -------     -------     -------     -------     -------     -------     -------
     Total cost of sales ......    71.8        73.8        72.4        74.8        82.1        82.5        81.7        75.2
                                -------     -------     -------     -------     -------     -------     -------     -------
   Gross profit ...............    28.2        26.2        27.6        25.2        17.9        17.5        18.3        24.8
Operating expenses:
   Selling, general and
     administrative ...........    23.3        19.9        20.2        25.4        30.2        35.9        31.2        34.2
   Research and development....     3.9         4.3         6.4         9.7         9.1        11.7        10.5         9.3
   Nonrecurring charges .......     1.1         0.9         0.9         7.8         0.9         0.7        30.4         0.9
                                -------     -------     -------     -------     -------     -------     -------     -------
     Total operating expenses..    28.3        25.1        27.5        42.9        40.2        48.3        72.1        44.4
                                -------     -------     -------     -------     -------     -------     -------     -------
Operating income (loss) .......    (0.1)        1.1         0.1       (17.7)      (22.3)      (30.8)      (53.8)      (19.6)
Interest income ...............     0.2         0.2         0.2         0.2          --          --         0.4         0.1
Interest expense ..............      --          --        (0.1)         --        (0.2)       (0.9)       (1.4)       (1.3)
Non-cash interest expense .....      --          --          --          --          --          --        (9.0)       (2.7)
                                -------     -------     -------     -------     -------     -------     -------     -------
Income (loss) before income
  taxes .......................     0.1         1.3         0.2       (17.5)      (22.5)      (31.7)      (63.8)      (23.5)
Income tax expense (benefit)         --         0.5         0.1        (4.0)         --          --          --         1.1
                                -------     -------     -------     -------     -------     -------     -------     -------
   Net income (loss) ..........     0.1%        0.8%        0.1%      (13.5)%     (22.5)%     (31.7)%     (63.8)%     (24.6)%
                                =======     =======     =======     =======     =======     =======     =======     =======

(1) Balances are as reflected in Form 10-Q/A filed with the SEC on April 12, 1996.
(2) Balances are as reflected in Form 10-Q/A filed with the SEC on March 25, 1997. (See Note 12 of Notes to Financial Statements).

         The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's existing products, possible seasonality in the fourth quarter, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising, promotion and research and development.

1997 TRENDS

         The Company's business changed so much in 1996 that prior periods provide a limited basis for useful comparison. The Company is in its early stages as an R&D and manufacturing company based upon the Apex technology. The OEM reseller business must provide complementary product lines and necessary revenue diversification. The Company's liquidity has deteriorated due to the following recent trends:

         Apex Bookings. Apex bookings lag significantly below Apex shipments. The long-standing order backlog for Apex was substantially shipped as of March 17, 1997 leaving minimal backlog. A critical task facing the Company in 1997 is building demand for the Apex technology (and applications of that technology such as optical libraries). In the past the Company committed significant resources to mass market advertising of its products and of optical technology. The Company is developing a new marketing approach with the aid of its new Vice President of Marketing, internal and external market research and outside consultants. The new marketing strategy is being tested and is not yet proven in the market. The Company has limited time and resources to develop the markets for its core Apex technology and products. If demand for Apex cannot be developed to satisfactory levels and sustained the Company may have liquidity constraints.

         Inventory. Inventory balances were higher at March 17, 1997, than at year-end 1996. The higher inventory results from declining Apex bookings and the long-lead nature of many Apex components. If Apex demand can not be increased, the Company's liquidity will further deteriorate as inventory balances remain at these high levels. Additionally, the Company's exposure to obsolete inventory increases.

         Cash and Liquidity. From year-end 1996 to March 17, 1997, the Company's cash balance decreased from $5,455,000 to less than $1,000,000 and borrowings on the Company's line of credit increased from $3,276,000 to $6,044,000. The build-up of inventory balances, continuing operating losses and costs to relocate and consolidate operations are largely responsible for the use of cash and increased borrowings on the line of credit during this period. The Company is taking the steps it believes necessary to bring its inventory and operating expense to appropriate levels.

INFLATION AND FOREIGN CURRENCY EXCHANGE

         Inflation has not had a significant impact on the Company's operating results. The Company has from time-to-time attempted to reduce its anticipated exposure to currency fluctuations by negotiating price and other cost concessions from its suppliers, and by entering hedging transactions, including the purchase of forward contracts for foreign currencies. Although the Company monitors the fluctuations in the value of the Japanese Yen and other relative currencies and may engage in hedging transactions in the future, the Company believes that such transactions may be too expensive to adopt as a general strategy. There can be no assurance that the Company's results of operations will not be adversely affected by currency fluctuations.

         THIS SECTION AND THIS ENTIRE REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS AND INCLUDE ASSUMPTIONS CONCERNING THE COMPANY'S OPERATIONS, FUTURE RESULTS AND PROSPECTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS. IN CONNECTION WITH THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY PROVIDES THE FOLLOWING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WHICH, AMONG OTHER THINGS, COULD CAUSE THE ACTUAL RESULTS AND EVENTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AND RELATED ASSUMPTIONS CONTAINED IN THIS SECTION AND IN THIS ENTIRE REPORT.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

COOPERS & LYBRAND L.L.P.

         As noted in the Company's Form 8-K dated February 20, 1996, the engagement of Coopers & Lybrand L.L.P., the former independent accountants of the Company, was terminated by the resignation of Coopers & Lybrand L.L.P. on February 20, 1996.

ERNST & YOUNG LLP

         As noted in the Company's Form 8-K dated March 30, 1995, the engagement of Ernst & Young LLP, the former independent accountants of the Company, was terminated by the resignation of Ernst & Young LLP on March 30, 1995.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS are incorporated herein by reference to the information supplied pursuant to those Items in the Company's Proxy Statement for the 1997 Annual Meeting of shareholders which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 28, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

         (1) Financial Statements.

                        Indexing to Financial Statements
                        --------------------------------

                                                                                                     Page No.
                                                                                                     --------
         Report of Independent Certified Public Accountants - 1996 and 1995 Financial Statements        23
         Report of Independent Accountants - 1994 Financial Statements                                  24
         Balance Sheets - December 28, 1996 and December 30, 1995                                       25
         Statements of Operations - Years Ended December 28, 1996, December 30, 1995
              and December 31, 1994                                                                     26
         Statements of Stockholders' Equity - Years Ended December 28, 1996,
              December 30, 1995 and December 31, 1994                                                   27
         Statements of Cash Flows - Years Ended December 28, 1996,
              December 30, 1995 and December 31, 1994                                                   28
         Notes to Financial Statements                                                                  30

         (2) Financial Statement Schedule. The following financial statement schedule of Pinnacle Micro, Inc., is filed as part of this Report and should be read in conjunction with the Financial Statements of Pinnacle Micro, Inc.:

                      Index to Financial Statement Schedule

                                                                                                     Page No.
                                                                                                     --------
         Schedule II - Valuation and Qualifying Accounts                                                42

         All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

         (3)      Exhibits:

             Exhibit No.                           Description                                                      Location
             -----------                           -----------                                                      --------
                  3.1        Certificate of Incorporation of the Company.                                              (1)
                  3.2        Bylaws of the Company, as currently in effect.                                            (1)
                  4.1        Specimen Certificate of Common Stock.                                                     (1)
                 10.1*       Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
                             and Restricted Stock Purchase Plan -- 1989 (the "1989 Plan").                             (1)
                 10.2*       Form of Incentive Stock Option Agreement pertaining to the 1989 Plan.                     (1)
                 10.3*       Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
                             and Restricted Stock Purchase Plan -- 1993 (the "1993 Plan").                             (1)
                 10.4*       Form of Incentive Stock Option Agreement pertaining to the 1993 Plan.                     (1)
                 10.5*       Form of Nonqualified Stock Option Agreement pertaining to the 1993 Plan.                  (1)
                 10.6*       Form of Restricted Stock Purchase Agreement pertaining to the 1993 Plan.                  (1)
                 10.7        Pinnacle Micro, Inc. Employee Stock Purchase Plan.                                        (1)
                 10.8        Distributor Agreement, dated June 14, 1991, by and between the Company and Merisel Inc., together with Amendment dated June 14, 1991
                             and Addendum dated February 11, 1993.                                                     (1)
                 10.9        Distributor Agreement, dated July 30, 1991, by and between the
                             Company and Tech Data Corporation, together with Addendum No. 1
                             to Distributor Agreement dated July 30, 1991.                                             (1)
                 10.10       Distributor Agreement, dated August 18, 1989, by and between the
                             Company and Ingram Micro D Inc., together with Addenda Nos. 1, 2, 3, 4 and 5.             (1)
                 10.11       Peripherals OEM Purchase Agreement, dated May 1, 1991, by and between the Company and Hewlett-Packard Company, together with
                             Amendment to Peripherals OEM Agreement No. A509M, effective May 12, 1992.                 (1)
                 10.12       Computer Peripheral Products Company Peripheral Systems Products
                             Agreement, dated April 1, 1992, by and between the Company and
                             Computer Peripheral Products Company, Sony Corporation of America.                        (1)
                 10.13       Basic Agreement, dated April 1, 1992, by and between the Company
                             and Sony Corp. in Japan.                                                                  (1)
                 10.14       Agreement, effective October 28, 1991, by and between the Company and Olympus Optical Co., Ltd., together with Memorandum dated
                             February 19, 1992, Addendum dated August 1, 1992, Memorandum
                             dated September 9, 1992 and letter dated October 15, 1992.                                (1)
                 10.15+      OKI Semiconductor Standard Products Volume Purchase Agreement,
                             dated August 17, 1992, by and between the Company and OKI Semiconductor.                  (1)
                 10.16+      Nippon Pinnacle Micro, Pinnacle Micro and Ricoh Company Ltd.
                             Purchase Agreement, dated October 1, 1992, by and among the
                             Company, Nippon Pinnacle Micro and Ricoh Company Ltd.                                     (1)
                 10.17       Agreement on Sale and Purchase, dated January 1, 1993, by and between the Company and Victor Company of Japan, Limited, together
                             with Addenda Nos. I, II and III.                                                          (1)
                 10.19       Lease, dated January 6, 1993, by and between the Company and
                             Webb/Colorado Ventures, Ltd.                                                              (1)
                 10.20       Lease, dated February 5, 1991, by and between the Company and
                             The Irvine Company, together with Amendment Nos. 1, 2, 3 and 4.                           (1)

             Exhibit No.                           Description                                                      Location
             -----------                           -----------                                                      --------
                 10.21       Form of Indemnification Agreement for officers and directors of the Company.              (1)
                 10.22*      Form of Nonqualified Stock Agreement pertaining to the 1989 Plan.                         (1)
                 10.23       Business Loan Agreement, dated August 4, 1994, by and between the
                             Company and Bank of America, together with Amendment No. One,
                             dated October 4, 1994 and Amendment No. Two, dated February 2, 1995.                      (2)
                 10.24(a)    Amendment No. Three, dated August 31, 1995, to Business Loan
                             Agreement, dated August 4, 1994, by and between the Company
                             and Bank of America.                                                                      (3)
                 10.24(b)    Amendment No. Four, dated October 10, 1995, to Business
                             Loan Agreement, dated August 4, 1994, by and between the
                             Company and Bank of America.                                                              (3)
                 10.24(c)    Amendment No. Five, dated January 24, 1996, to Business Loan
                             Agreement, dated August 4, 1994, by and between the Company
                             and Bank of America.                                                                      (3)
                 10.24(d)    Amendment No. Six, dated March 28, 1996, to Business Loan
                             Agreement, dated August 4, 1994, by and between the Company
                             and Bank of America.                                                                      (3)
                 10.25++     Development, Manufacturing and Purchasing Agreement dated
                             June 30, 1995, by and between the Company and Asahi Optical Co., LTD.                     (3)
                 10.26*      Employment Agreement dated December 15, 1995, by and
                             between the Company and James G. Hanley.                                                  (3)
                 10.27*      First Amendment to the 1993 Equity Incentive Plan of Pinnacle
                             Micro, Inc. (the "1993 Plan").                                                            (3)
                 10.28*      First Amendment to the 1989 Equity Incentive Plan of Pinnacle
                             Micro, Inc. (the "1989 Plan").                                                            (3)
                 10.29++     Development and Manufacturing Agreement dated October 6,
                             1994, by and between the Company and Advanced Hardware
                             Architectures, Inc.                                                                       (3)
                 10.30++     Computer 2000 Purchase Agreement dated September 13, 1995,
                             by and between the Company and Computer 2000.                                             (3)
                 10.31       Stipulation of settlement - Class action - Kurtz, et al. vs. Blum, et al.;
                             Case No. SAC-94-1043-GLT(EEx).                                                            (3)
                 10.32       Form of Offshore Subscription Agreement.                                                  (4)
                 10.33       Form of Convertible Debentures.                                                           (4)
                 10.34       Form of Registration Rights Agreement.                                                    (4)
                 10.35       Loan and Security Agreement with Coast Business Credit dated
                             September 18, 1996.                                                                       (5)
                 10.36*      1996 Long-Term Incentive Plan.                                                            46
                 10.37*      1996 Non-Employee Directors Stock Option Plan.                                            59
                 10.38*      Employment Agreement for Kenneth Campbell as of December 1, 1996.                         63
                 10.39*      Employment Agreement for Roger Hay as of December 1, 1996.                                69
                 10.40*      Employment Agreement for Jonathan B. Eddison as of December 1, 1996.                      75
                 10.41*      Employment Agreement for Kevin Lehnert as of December 1, 1996.                            81
                 10.42*      Employment Agreement for David Ooley as of December 1, 1996.                              87
                 10.43*      Stand-still and Voting Rights Agreement dated December 8, 1996.                           93
                 10.44*      Scott Blum - Severance Agreement and Release of February 13, 1997.                        96
                 23.1        Consent of BDO Seidman, LLP.
                 23.2        Consent of Coopers & Lybrand L.L.P.
                 24.1        Power of Attorney.
                 27.1        Financial Data Schedule.

----------
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-62614.
(2) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 30, 1995.
(4) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended June 29, 1996.
(5) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended September 28, 1996.


----------

* Denotes applicable executive compensation plans and arrangements of the Company.
+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.
++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

         (b) Reports on Form 8-K

         October 1, 1996      Scott Blum resignation
         December 6, 1996     Lawrence Goelman and Charles Laverty resignations;
                              Standstill and Voting Agreement
         December 20, 1996    Closing of Offshore Private Placement of
                              Convertible Debentures for $5 million

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PINNACLE MICRO, INC.

March 31, 1997                      By:  /s/ Kenneth C. Campbell
                                         -------------------------------------
Date                                     Kenneth C. Campbell, President



March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     Roger Hay, Executive Vice President,
                                         Chief Financial Officer and Chief
                                         Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1997                      By:  /s/ Kenneth C. Campbell
                                         -------------------------------------
Date                                     Kenneth C. Campbell, President and
                                         Director



March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     Roger Hay, Executive Vice President,
                                         Chief Financial Officer, Chief
                                         Accounting Officer and Director


March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     Daryl White, Chairman of the Board of
                                         Directors


March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     John E. Koehler, Director


March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     Hans Imhof, Director


March 31, 1997                      By:  /s/ Roger Hay
                                         -------------------------------------
Date                                     William F. Blum, Director

               Report of Independent Certified Public Accountants


The Board of Directors
Pinnacle Micro, Inc.

We have audited the accompanying balance sheets of Pinnacle Micro, Inc. as of December 28, 1996 and December 30, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 28, 1996. We have also audited the information for the years ended December 28, 1996 and December 30, 1995 in the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Micro, Inc. as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.





                                    BDO SEIDMAN, LLP

Costa Mesa, California
February 14, 1997

                        Report of Independent Accountants


The Board of Directors
Pinnacle Micro, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Pinnacle Micro, Inc. for the year ended December 31, 1994. Our audit also included the information for the year ended December 31, 1994 in the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pinnacle Micro, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As a result of the accounting irregularities described in Note 9, the Company is the subject of an investigation by the Securities and Exchange Commission and is a defendant in a class action lawsuit alleging various violations of federal securities laws. The ultimate outcome of these matters cannot presently be determined and, accordingly, no provision for any liability that may result has been made in the statement of operations for the year ended December 31, 1994.




                            COOPERS & LYBRAND L.L.P.

Newport Beach, California
May 15, 1995

                              PINNACLE MICRO, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                            DECEMBER 28,     DECEMBER 30,
                                                                1996             1995
                                                            ------------     ------------
Current assets:
   Cash and cash equivalents ...........................    $  5,455,000     $  3,606,000
   Accounts receivable, net of allowance
     of $748,000 at December 28, 1996
     and $1,178,000 at December 30, 1995 ...............      11,726,000       11,354,000
   Income taxes receivable .............................       1,984,000          999,000
   Inventories .........................................      17,714,000       11,413,000
   Prepaid expenses and other current assets ...........         215,000          961,000
   Deferred income taxes ...............................              --        1,058,000
                                                            ------------     ------------
Total current assets ...................................      37,094,000       29,391,000
Furniture and equipment, net ...........................       1,739,000        2,098,000
Deferred interest related to convertible debentures ....         786,000               --
Deferred income taxes ..................................              --          213,000
Other assets ...........................................         619,000          303,000
                                                            ------------     ------------
Total assets ...........................................    $ 40,238,000     $ 32,005,000
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable ........................................    $  3,276,000     $         --
   Accounts payable ....................................      15,540,000       11,644,000
   Accrued expenses ....................................       2,922,000        1,264,000
   Accrued restructuring ...............................       1,421,000               --
   Payroll related liabilities .........................       1,225,000          956,000
                                                            ------------     ------------
Total current liabilities ..............................      24,384,000       13,864,000
Convertible debentures .................................       6,422,000               --
Other liabilities ......................................         929,000        1,400,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 5,000,000
     Issued and outstanding - none .....................              --               --
   Common stock, $.001 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares -
       9,935,594 at December 28, 1996
       and 7,867,599 at December 30, 1995 ..............          10,000            8,000
   Additional paid-in capital ..........................      28,551,000       16,158,000
   Retained earnings (accumulated deficit) .............     (20,058,000)         775,000
   Foreign currency translation adjustment .............              --         (200,000)
                                                            ------------     ------------
Total stockholders' equity .............................       8,503,000       16,741,000
                                                            ------------     ------------
Total liabilities and stockholders' equity .............    $ 40,238,000     $ 32,005,000
                                                            ============     ============

   The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED
                                              ----------------------------------------------
                                              DECEMBER 28,     DECEMBER 30,     DECEMBER 31,
                                                  1996             1995             1994
                                              ------------     ------------     ------------
Net sales:
   Optical storage devices ...............    $ 59,921,000     $ 81,309,000     $ 60,345,000
   Components ............................              --          535,000        5,037,000
                                              ------------     ------------     ------------
     Total net sales .....................      59,921,000       81,844,000       65,382,000
                                              ------------     ------------     ------------
Cost of sales:
   Optical storage devices ...............      48,092,000       59,437,000       41,044,000
   Components ............................              --          455,000        4,554,000
                                              ------------     ------------     ------------
     Total cost of sales .................      48,092,000       59,892,000       45,598,000
                                              ------------     ------------     ------------
Gross profit .............................      11,829,000       21,952,000       19,784,000
                                              ------------     ------------     ------------
Operating expenses:
   Selling, general and administrative ...      19,565,000       18,116,000       12,149,000
   Research and development ..............       6,006,000        4,978,000        2,708,000
   Nonrecurring charges ..................       4,721,000        2,132,000          696,000
                                              ------------     ------------     ------------
     Total operating expenses ............      30,292,000       25,226,000       15,553,000
                                              ------------     ------------     ------------
Operating income (loss) ..................     (18,463,000)      (3,274,000)       4,231,000
Interest income ..........................          84,000          187,000          237,000
Interest expense .........................        (549,000)         (35,000)         (19,000)
Non-cash interest expense related
   to convertible debentures .............      (1,721,000)              --               --
                                              ------------     ------------     ------------
Income (loss) before income taxes ........     (20,649,000)      (3,122,000)       4,449,000
Income tax expense (benefit) .............         184,000         (663,000)       1,713,000
                                              ------------     ------------     ------------
Net income (loss) ........................    $(20,833,000)    $ (2,459,000)    $  2,736,000
                                              ============     ============     ============
   Net income (loss) per share ...........    $      (2.52)    $      (0.31)    $       0.35
                                              ============     ============     ============

Weighted average common shares outstanding       8,272,000        7,842,000        7,849,000
                                              ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     RETAINED
                                                COMMON STOCK        ADDITIONAL       EARNINGS        FOREIGN
                                            --------------------     PAID-IN       (ACCUMULATED      CURRENCY
THREE YEARS ENDED DEC. 28, 1996              SHARES      AMOUNT      CAPITAL         DEFICIT)      TRANSLATION       TOTAL
                                            ---------    -------    -----------    ------------    -----------    ------------
Balances at December 31, 1993 ..........    5,183,639    $ 5,000    $15,418,000    $    391,000     $      --     $ 15,814,000
   Exercise of stock options ...........       27,062         --        157,000              --            --          157,000
   Tax benefit of employee stock options           --         --        157,000              --            --          157,000
   Purchases through the employee
     stock purchase plan ...............        3,405         --         31,000              --            --           31,000
   Deferred compensation ...............           --         --             --          16,000            --           16,000
   Net income for the year ended
     December 31, 1994 .................           --         --             --       2,736,000            --        2,736,000
                                            ---------    -------    -----------    ------------     ---------     ------------
Balances at December 31, 1994 ..........    5,214,106      5,000     15,763,000       3,143,000            --       18,911,000
   Exercise of stock options ...........       16,037         --        191,000              --            --          191,000
   Tax benefit of employee stock options           --         --         70,000              --            --           70,000
   Purchases through the employee
     stock purchase plan ...............       14,938         --        134,000              --            --          134,000
   Shares issued in connection with
     50% stock dividend ................    2,622,518      3,000             --          (3,000)           --               --
   Repayment of dividends by
     S Corporation stockholders ........           --         --             --          80,000            --           80,000
   Deferred compensation ...............           --         --             --          14,000            --           14,000
   Foreign currency translation ........           --         --             --              --      (200,000)        (200,000)
   Net loss for the year ended
     December 30, 1995 .................           --         --             --      (2,459,000)           --       (2,459,000)
                                            ---------    -------    -----------    ------------     ---------     ------------
Balances at December 30, 1995 ..........    7,867,599      8,000     16,158,000         775,000      (200,000)      16,741,000
   Exercise of stock options ...........       15,010         --         63,000              --            --           63,000
   Tax benefit of employee stock options           --         --         11,000              --            --           11,000
   Purchases through the employee
     stock purchase plan ...............       19,737         --         98,000              --            --           98,000
   Shares issued for settlement of
     stockholder lawsuit ...............      190,084         --      1,400,000              --            --        1,400,000
   Shares issued upon conversion of
     convertible debentures ............    1,801,381      2,000      8,083,000              --            --        8,085,000
   Shares issued for interest on
     convertible debentures ............       41,783         --        191,000              --            --          191,000
   Additional paid-in capital related to
     debenture embedded interest .......           --         --      2,507,000              --            --        2,507,000
   Foreign currency translation ........           --         --             --              --       200,000          200,000
   Warrants issued in connection with
     convertible debentures ............           --         --         31,000              --            --           31,000
   Non-employee stock option
     compensation ......................           --         --          9,000              --            --            9,000
   Net loss for the year ended
     December 28, 1996 .................           --         --             --     (20,833,000)           --      (20,833,000)
                                            ---------    -------    -----------    ------------     ---------     ------------
Balances at December 28, 1996 ..........    9,935,594    $10,000    $28,551,000    $(20,058,000)    $      --     $  8,503,000
                                            =========    =======    ===========    ============     =========     ============

   The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                           --------------------------------------------
                                                           DECEMBER 28,     DECEMBER 30,    DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                           1996             1995           1994
                                                           ------------     -----------     -----------
Net income (loss) .....................................    $(20,833,000)    $(2,459,000)    $ 2,736,000
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Depreciation and amortization ....................       1,323,000         896,000         658,000
     Provision for doubtful accounts ..................         369,000         230,000          78,000
     Provision for product returns and price protection         999,000         128,000         240,000
     Provision for inventory obsolescence .............         866,000         871,000         476,000
     Provision for litigation settlement ..............              --       1,400,000              --
     Non-cash interest expense ........................       1,721,000              --              --
     Interest on debentures paid in common stock ......         191,000              --              --
     Compensation related to stock options and warrants          40,000              --              --
     Deferred compensation recognized .................              --          14,000          16,000
     Deferred income taxes ............................       1,271,000        (128,000)       (300,000)
     Loss on disposal of assets .......................              --          16,000              --
     Changes in operating assets and liabilities:
       Accounts receivable ............................      (1,740,000)     (1,361,000)     (5,879,000)
       Income taxes receivable ........................        (985,000)       (999,000)        202,000
       Inventories ....................................      (7,167,000)     (4,260,000)     (2,149,000)
       Prepaid expenses and other current assets ......         746,000        (423,000)        (66,000)
       Other assets ...................................          31,000          25,000        (250,000)
       Accounts payable and accrued expenses ..........       7,081,000       4,994,000       2,043,000
       Payroll related liabilities ....................         269,000         343,000         283,000
       Other liabilities ..............................         929,000              --              --
                                                           ------------     -----------     -----------
Net cash used in operating activities .................     (14,889,000)       (713,000)     (1,912,000)
                                                           ------------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of short-term investments ........................              --       2,436,000       2,485,000
Purchase of furniture and equipment ...................        (904,000)     (1,841,000)       (840,000)
                                                           ------------     -----------     -----------
Net cash provided by (used in) investing activities ...        (904,000)        595,000       1,645,000
                                                           ------------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable ............................       8,276,000              --       1,400,000
Principal payments on note payable to bank ............      (5,000,000)     (1,400,000)             --
Proceeds from issuance of debentures ..................      15,000,000              --              --
Payment of debt issuance costs ........................        (900,000)             --              --
Principal payments on long-term debt and
   capital lease obligations ..........................              --         (39,000)        (16,000)
Dividends (paid to stockholders) repaid to Company ....              --          80,000        (212,000)
Proceeds from exercise of stock options ...............          63,000         191,000         157,000
Tax benefit from exercise of stock options ............          11,000          70,000         157,000
Proceeds from issuance of stock through the
   employee stock purchase plan .......................          98,000         134,000          31,000
                                                           ------------     -----------     -----------
Net cash provided by (used in) financing activities ...      17,548,000        (964,000)      1,517,000
                                                           ------------     -----------     -----------
Effect of exchange rate changes on cash ...............          94,000        (178,000)             --
                                                           ------------     -----------     -----------
Increase (decrease) in cash and cash equivalents ......       1,849,000      (1,260,000)      1,250,000
Cash and cash equivalents at beginning of year ........       3,606,000       4,866,000       3,616,000
                                                           ------------     -----------     -----------
Cash and cash equivalents at end of year ..............    $  5,455,000     $ 3,606,000     $ 4,866,000
                                                           ============     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                                                          YEARS ENDED
                                            ---------------------------------------
                                            DECEMBER 28,  DECEMBER 30,  DECEMBER 31,
                                                1996          1995         1994
                                             ----------    ---------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest .............................    $  306,000    $  45,000    $   19,000
                                             ==========    =========    ==========
   Income taxes .........................    $   15,000    $ 670,000    $1,381,000
                                             ==========    =========    ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Common stock issued upon conversion of
     debentures, net ....................    $8,085,000    $      --    $       --
                                             ==========    =========    ==========

   Common stock issued for settlement
     of stockholder lawsuit .............    $1,400,000    $      --    $       --
                                             ==========    =========    ==========

   Additional paid-in capital related to
     debenture embedded interest ........    $2,507,000    $      --    $       --
                                             ==========    =========    ==========

   The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 28, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pinnacle Micro, Inc., (the "Company") develops, manufactures and markets optical storage systems for data intensive applications for use both with stand-alone and networked personal computers and workstations. The financial statements include the accounts of Pinnacle Micro, Inc., and its foreign branches, Nippon Pinnacle Micro and Euro Pinnacle Micro.
Nippon Pinnacle Micro was closed during 1996 (see Note 7).

FISCAL YEARS

Beginning with fiscal year 1995, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal 1996 ended on December 28, 1996 and fiscal 1995 ended on December 30, 1995. Prior to 1995 all fiscal years ended on December 31. All references to years in these notes to financial statements represent fiscal years unless otherwise noted.

REVENUE RECOGNITION

The Company recognizes product sales revenue at the time of shipment and records a reserve for estimated sales returns and price adjustments. The Company has agreements with its resellers which, under certain circumstances, provide for stock rotation for slow-moving items and price protection for inventories held by the resellers at the time of published price reductions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method for all assets based on the estimated useful lives of the assets, which range from one to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases.

DEBT ISSUANCE COSTS

The costs related to the issuance of the convertible debentures are capitalized and amortized over the terms of the related debt.

                              PINNACLE MICRO, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 6).

FOREIGN CURRENCY TRANSACTIONS

On January 1, 1995, the Company changed the functional currency of its branch located in Japan (Nippon Pinnacle Micro) to the local functional currency and, accordingly, the foreign currency denominated assets and liabilities were translated to U.S. dollars at the year-end exchange rate. The effects of translation are recorded as a separate component of stockholders' equity through the date that Nippon Pinnacle Micro was closed during 1996 (see Note 7). Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. Net foreign currency transaction gains of $478,000 and losses of $473,000 and $195,000 were realized in 1996, 1995 and 1994, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

Substantially all of the transactions of the Company's branch in the Netherlands (Euro Pinnacle Micro) are denominated in U.S. dollars and accordingly no remeasurement of foreign currency is necessary as the accounts are maintained in U.S. dollars.

Foreign currency forward contracts are entered into from time to time to offset the effects of exchange rate changes on transactions denominated in foreign currencies. These contracts generally have maturity dates that do not exceed three months. Gains and losses on contracts which effectively hedge foreign currency transactions are deferred and included in income as part of those transactions. The aggregate contract value of instruments used to buy U. S. dollars in exchange for Japanese Yen was approximately $3,204,000 at December 30, 1995. There were no such contracts entered into at December 28, 1996. The carrying value of the foreign currency contracts approximated their fair market value. The counter parties to these transactions are major international financial institutions; the Company does not anticipate nonperformance by the counter parties.

SOFTWARE DEVELOPMENT COSTS

Research and development costs resulting from the design, development and testing of new software for use in products are expensed as incurred until technological feasibility has been established. Certain costs incurred thereafter, such as coding and testing, are capitalized until the product is available for general release to customers. Such amounts were not material for the years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of those items. The Company believes the carrying amounts of the Company's notes payable and convertible debentures approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

                              PINNACLE MICRO, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Credit is extended for all customers based on financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Net income per share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period. Fully diluted earnings per share approximates primary earnings per share.

Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the computation because their effect would be antidilutive.

The weighted average common shares outstanding used in the computation of income
(loss) per share have been retroactively restated to reflect the 1995 stock dividend (see Note 6).

RECLASSIFICATIONS

Certain reclassifications have been made to 1994 and 1995 financial statements to be consistent with the 1996 presentation.

                              PINNACLE MICRO, INC.

2. INVENTORIES

   Inventories consist of the following:

                                                     1996               1995
                                                  -----------        -----------
Components and work-in-process ...........        $13,991,000        $ 9,522,000
Finished goods ...........................          3,723,000          1,891,000
                                                  -----------        -----------
                                                  $17,714,000        $11,413,000
                                                  ===========        ===========

From time-to-time certain vendors have established liens against inventory sold to the Company. At December 30, 1995, inventory subject to vendor liens totaled $634,000. There was no inventory subject to vendor liens at December 28, 1996.

3. FURNITURE AND EQUIPMENT

   Furniture and equipment consists of the following:

                                                      1996              1995
                                                   -----------      -----------
Furniture and equipment ......................     $ 2,587,000      $ 2,014,000
Computers ....................................       1,601,000        1,425,000
Tooling ......................................         757,000          757,000
Leasehold improvements .......................         270,000          202,000
                                                   -----------      -----------
                                                     5,215,000        4,398,000
Accumulated depreciation and amortization ....      (3,476,000)      (2,300,000)
                                                   -----------      -----------
                                                   $ 1,739,000      $ 2,098,000
                                                   ===========      ===========

4. NOTE PAYABLE

The Company has a $10,000,000 revolving line of credit agreement with a lending institution which is collateralized by substantially all assets of the Company and which expires on September 30, 1998. Outstanding borrowings on this line of credit at December 28, 1996 aggregated $3,276,000. The total unused amount available at December 28, 1996 was $6,030,000. Borrowings on this line credit are based on a percentage of eligible accounts receivable and inventories. The Company can obtain up to $3,500,000 in letters of credit pursuant to this agreement; there were no such obligations under standby letters of credit at December 28, 1996. Interest is payable monthly at the institution's reference rate (8.25% at December 28, 1996) plus 1.75%. At December 28, 1996, the Company was in compliance with all convenants of the line of credit. The current line of credit replaces a prior $5,000,000 line of credit with a different lending institution which had no amounts outstanding at December 30, 1995.

The maximum amount outstanding under the Company's lines of credit at the end of any month was $5,000,000 in 1996 and $1,200,000 in 1995. Average monthly borrowings were $2,239,000 at a weighted average interest rate of 9.57% for 1996 and $261,000 at a weighted average interest rate of 8.81% for 1995.

5. CONVERTIBLE DEBENTURES

In July 1996, the Company completed its first offshore placement of $10,000,000 principal amount of convertible subordinated 8% debentures due July 2001. The $10,000,000 placement yielded aggregate net proceeds of $9,400,000 after commissions and fees to First Bermuda Securities Limited ("First Bermuda"). First Bermuda also received additional compensation in the form of 73,846 warrants exercisable for five years at a price of $8.125 which was 125% of the closing

                              PINNACLE MICRO, INC.

5. CONVERTIBLE DEBENTURES (CONTINUED)

bid price on the closing date. First Bermuda received customary piggyback registration rights beginning 90 days from the closing date and demand rights after two years. The debenture holders may convert the principal of the 8% debentures in thirds, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 60, 90 and 120 days after the closing, respectively.

In December 1996, the Company completed a second offshore placement of $5,000,000 principal amount of convertible subordinated 6% debentures due December 2001. The $5,000,000 placement yielded aggregate net proceeds of $4,700,000 after commission and fees to First Bermuda. First Bermuda also received additional compensation in the form of 65,076 warrants exercisable for five years at a price of $4.61 which was 125% of the closing bid price on the closing date. First Bermuda received customary piggyback registration rights beginning 90 days from the closing date and demand rights after two years. The debenture holders received an aggregate of 32,538 of warrants with terms similar to those of First Bermuda, except that such warrants are exercisable for one year. The debenture holders may convert the principal of the 6% debentures as follows: 30%, 40% and 30%, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 50, 80 and 110 days after closing, respectively.

According to the views of certain members of the Staff of the SEC, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company has computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the debentures were issued. The Company conformed to those views and recorded $2,507,000 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures. Of this amount, $1,721,000 has been amortized and is included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying 1996 statement of operations (see
Note 12). The unamortized balance of deferred interest related to convertible debentures is $786,000 at December 28, 1996 and is being amortized to interest expense over the period that the debentures are first convertible using the effective interest rate method.

As of December 28, 1996, debentures aggregating $8,578,000 have been converted into 1,801,381 shares of common stock at conversion prices ranging from $3.15 to $6.44 per share. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 41,783 shares of common stock were issued for $191,000 of interest payable on the converted debentures.


6. STOCKHOLDERS' EQUITY

DIVIDENDS TO STOCKHOLDERS

Subsequent to the conversion from an S Corporation to a C Corporation, the Company paid dividends for the previously taxed undistributed S Corporation earnings as of June 30, 1993. As of December 31, 1994, these stockholders were estimated to have been overpaid by $130,000, which was included as a receivable in the 1994 balance sheet. This $130,000 overpayment plus an additional $80,000, which was also determined to be an overpayment, were repaid to the Company during 1995.

                              PINNACLE MICRO, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

DIVIDENDS TO STOCKHOLDERS (CONTINUED)

The Company anticipates future earnings will be retained for use in the business. The Company paid a 50% stock dividend on December 15, 1995, to stockholders of record as of December 1, 1995. A total of 2,622,518 shares and less than $1,000 of cash for fractional shares were distributed as part of this stock dividend. All references in the financial statements to share amounts, per share amounts and stock plan data have been restated to reflect this stock dividend. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, the Company's line of credit agreement restricts the Company's ability to pay cash dividends on its capital stock.

STOCK OPTIONS AND STOCK PURCHASE PLANS

Under terms of the Company's stock option plans (the "Plans"), 3,605,000 shares of the Company's common stock are reserved for the granting of incentive stock options and nonqualified stock options, and the sale of restricted common stock to the Company's key employees and non-employee directors. Options may not be granted at a price that is less than fair market value on the date of grant, as determined by the Company's Board of Directors, while restricted common stock may be sold at any price. Options generally vest over 36 months and must be exercised within 10 years from the date of grant. During 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan under which eligible directors will automatically receive initial option grants to purchase 25,000 shares upon joining the Company's board of directors and additional option grants to purchase 10,000 shares after each subsequent annual meeting of the Company's stockholders.

For financial reporting purposes, compensation expense, representing the excess of the deemed value for accounting purposes of the stock issuable upon exercise of the options over the aggregate exercise price of such options, amounting to $50,000, was deferred in 1992 and was amortized over the vesting periods of the respective option grants. This compensation expense was fully amortized at December 30, 1995. During 1996, the Company recognized $9,000 of compensation expense related to the issuance of stock options to non-employees.

The following is a summary of the activity under the Company's stock option plans:

                                              Number of Shares     Option Price
                                                Under Option         per Share
                                                -----------       --------------
Options outstanding at December 31, 1993            204,579       $  .19 - 12.67
     Granted                                        192,750         7.17 - 12.33
     Exercised                                      (40,593)         .19 -  7.00
     Canceled                                       (67,920)        4.51 - 12.67
                                                -----------       --------------
Options outstanding at December 31, 1994            288,816          .33 - 12.00
     Granted                                        737,700         6.41 - 15.17
     Exercised                                      (24,055)         .87 -  8.83
     Canceled                                       (95,007)        6.41 - 11.17
                                                -----------       --------------
Options outstanding at December 30, 1995            907,454          .33 - 15.17
     Granted                                      1,841,175         3.69 - 15.00
     Exercised                                      (15,010)         .33 -  6.59
     Canceled                                    (1,080,886)         .33 - 15.17
                                                -----------       --------------
Options outstanding at December 28, 1996          1,652,733       $  .33 - 15.17
                                                ===========       ==============

The weighted average option price per share was $6.40, $7.15 and $8.43 for options outstanding at December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

                              PINNACLE MICRO, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS AND STOCK PURCHASE PLANS (CONTINUED)

Information relating to stock options at December 28, 1996 summarized by exercise price are as follows:


    Range of                            Options Outstanding              Options Exercisable
    --------                        ----------------------------     ----------------------------
 Exercise Prices                          Weighted Average                        Weighted Average
 ---------------                          ----------------                        ----------------
    Per Share            Shares     Life (Year)   Exercise Price     Shares        Exercise Price
    ---------            ------     -----------   --------------     ------        --------------
$ 0.33 to $ 5.50         125,140         8.73       $    3.67         35,140        $     2.34
$ 6.00 to $ 6.00       1,024,375         9.12            6.00         80,000              6.00
$ 6.25 to $ 6.25          25,000         9.76            6.25             --                --
$ 6.41 to $ 6.41         203,150         8.02            6.41        169,650              6.41
$ 6.59 to $ 8.33         174,226         8.29            7.57         73,951              7.66
$ 9.83 to $11.00          21,542         8.48           10.88          8,942             10.78
$11.17 to $11.17          52,500         6.95           11.17         52,500             11.17
$13.83 to $13.83           7,500         8.72           13.83          2,500             13.83
$14.25 to $14.25          11,800         9.10           14.25             --                --
$15.17 to $15.17           7,500         8.83           15.17          2,500             15.17
                       ---------    ---------                      ---------

$ 0.33 to $15.17       1,652,733         8.80       $    6.40        425,183         $    6.98
                       =========                                   =========

In addition, the Company has an employee stock purchase plan which allows employees to purchase directly from the Company shares of the Company's common stock at a 15% discount from the market price, and to pay the purchase price in installments by payroll deductions. The Company has reserved 150,000 shares for granting under the employee stock purchase plan. During 1996, 19,737 shares of common stock were purchased under this plan at an average price of $4.95. During 1995 and 1994, 14,938 and 3,405 shares were purchased at an average price of $9.04 and $9.10, respectively, prior to considering the impact of the stock dividend. As of December 28, 1996 and December 30, 1995, the Company's employee stock purchase plan liability (included under the caption "Payroll Related Liabilities" in the accompanying balance sheets) totaled $230,000 and $214,000, respectively.

Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and purchase plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: 0% dividend yield; expected volatility of 19%; risk free interest rates of 6.37% and 6.92%; and expected lives of 3 years.

Under the accounting provisions of FAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

Net loss:                                      1996                   1995
                                          --------------         --------------
     As reported ................         $  (20,833,000)        $   (2,459,000)
     Pro forma ..................         $  (21,187,000)        $   (2,788,000)
Net loss per share:
     As reported ................         $        (2.52)        $        (0.31)
     Pro forma ..................         $        (2.56)        $        (0.36)

                              PINNACLE MICRO, INC.

7. NONRECURRING CHARGES

Restructuring

During 1996, the Company recorded restructuring charges of $3,028,000 for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These restructuring charges principally reflect the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions.

During the fourth quarter, the Japanese branch office was closed and the Irvine, California manufacturing facility was relocated to Colorado Springs, Colorado. During 1996, charges totaling $678,000 were incurred in connection with this restructuring, including: $421,000 for the write-off of the foreign currency translation upon closing of the Japanese branch office; $107,000 for severance related to the termination of 17 employees who worked in manufacturing and marketing functions; $150,000 for facility and lease terminations. The remaining balance of the restructuring liability as of December 28, 1996 was $2,350,000. The majority of these liabilities should be paid or settled by the end of 1997, except for amounts related to longer term lease and severance agreements, which are included in other liabilities in the accompanying 1996 balance sheet.

Contract Termination

In 1996, the Company recorded $1,200,000 for estimated costs associated with changes to a major component contract with a key supplier.

Litigation Settlement and Professional Fees

During 1996, 1995 and 1994 the Company incurred $493,000, $732,000 and $696,000, respectively, for certain professional fees related to litigation and SEC related matters. In addition, the Company incurred $1,400,000 for litigation settlement expenses in 1995 (see Note 9).

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                 1996               1995               1994
                              -----------        -----------        -----------
Current:
     Federal ..........       $(1,103,000)       $  (536,000)       $ 1,528,000
     State ............             1,000              1,000            482,000
     Foreign ..........            15,000                 --              3,000
                              -----------        -----------        -----------
                               (1,087,000)          (535,000)         2,013,000
                              -----------        -----------        -----------
Deferred:
     Federal ..........           971,000            (60,000)          (226,000)
     State ............           300,000            (68,000)           (74,000)
                              -----------        -----------        -----------
                                1,271,000           (128,000)          (300,000)
                              -----------        -----------        -----------
                              $   184,000        $  (663,000)       $ 1,713,000
                              ===========        ===========        ===========

                              PINNACLE MICRO, INC.

8. INCOME TAXES (CONTINUED)

Income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

                                                1996            1995            1994
                                             -----------     -----------     -----------
Tax at U.S. Federal statutory rate ......    $(7,021,000)    $(1,061,000)    $ 1,513,000
State income taxes ......................          1,000           1,000         269,000
Nondeductible expenses ..................        595,000         495,000          13,000
Tax exempt income .......................         (1,000)        (45,000)        (71,000)
Adjustment to deferred tax asset
     valuation allowance ................      1,271,000              --              --
Net operating loss carryforward for which
     no tax benefit has been recognized .      5,396,000              --              --
Other ...................................        (57,000)        (53,000)        (11,000)
                                             -----------     -----------     -----------
                                             $   184,000     $  (663,000)    $ 1,713,000
                                             ===========     ===========     ===========

The components of the deferred income tax assets are as follows:

                                                                 1996            1995
                                                             -----------      ----------
Deferred tax assets:
    Net operating loss carryforward ..................       $ 4,591,000      $   54,000
    Accrued restructuring costs and
      other accruals not currently deductible ........           995,000         100,000
    Inventory obsolescence reserve ...................           430,000         327,000
    Furniture and equipment ..........................           353,000         274,000
    Sales returns and allowances for doubtful accounts           294,000         492,000
    Research and development credit carryforward .....           190,000              --
    Other ............................................           127,000          24,000
                                                             -----------      ----------
Total deferred tax assets ............................         6,980,000       1,271,000
Valuation allowance ..................................        (6,980,000)             --
                                                             -----------      ----------
Net deferred tax asset ...............................       $        --      $1,271,000
                                                             ===========      ==========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1996 and uncertainties surrounding the realization of the net operating loss carryforward which was generated during 1996, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded. The net change in the total valuation allowance for the year ended December 28, 1996 was an increase of $6,980,000. There was no change in the valuation allowance during 1995.

At December 28, 1996, the Company has a federal tax net operating loss carryforward of approximately $12,400,000, which expires in 2011 and a state net operating loss carryforward of approximately $6,900,000 which expires through 2001.

                              PINNACLE MICRO, INC.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the fourth quarter of 1995, the Company reached a settlement agreement with the plaintiffs who filed the November 20, 1994, class action complaint against the Company, certain of its officers and directors and the Company's then independent auditors, Ernst & Young LLP. This complaint resulted from the Company's restatement of prior financial statements which, most significantly, required approximately $2,400,000 of revenue, $1,400,000 of cost of good sold and $70,000 of selling, general and administrative expenses previously reported as earned or incurred in the quarter ended December 31, 1993 to be reported instead as being earned or incurred in the quarter ended March 31, 1994. The complaint alleged various violations of Federal Securities Laws and claimed unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court for the Central District of California under the case name of Kurtz, et al. v. Blum, et al., Case No. SACV94-1043-GLT. The settlement agreement with the plaintiffs concerning this litigation required a cash payment of $925,000 and the issuance of shares of the Company's common stock with a value of $1,400,000. Pursuant to this settlement, the Company's insurance carrier paid $925,000 in cash in December 1995, in connection with a Directors and Officers liability policy purchased by the Company. The Company issued 190,084 shares of common stock valued at $1,400,000 to the plaintiff class and its attorneys during 1996. A provision for this $1,400,000 litigation settlement was included as part of nonrecurring charges in the accompanying 1995 statement of operations (see Note 7).

The Company and certain members or former members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management have been cooperating fully with the investigation.

The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries relate principally to the 1995 accounting adjustment matters discussed in Note
12. The Company and its management continue to cooperate fully with the SEC.

On March 15, 1996, a complaint was filed against the Company and certain of its officers and directors in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. The Company denies all allegations and intends to vigorously contest the suit. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. However, any adverse determination with respect to the pending lawsuit could have a material adverse effect on the Company's financial statements. The Company may incur significant legal costs relating to this suit in 1997.

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these other legal matters will have a material adverse effect on the Company's financial statements.

                              PINNACLE MICRO, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases

The Company leases its facilities and equipment under various noncancellable operating leases for terms of up to five years. Future minimum lease payments under these leases as of December 28, 1996 are as follows:

            1997                                        $ 1,629,000
            1998                                            954,000
            1999                                            392,000
            2000                                            133,000
                                                        -----------
                                                        $ 3,108,000
                                                        ===========

Rent expense was approximately $1,650,000, $1,531,000 and $801,000 for 1996,
1995 and 1994, respectively.

10. EMPLOYEE BENEFITS

The Company maintains an elective retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees are allowed to contribute up to 15% of their cash compensation. The Company can make contributions to the plan at the discretion of management. There were no contributions to the plan in 1996, which was the first year of the plan.

11. MAJOR CUSTOMERS, EXPORT SALES AND GEOGRAPHIC SEGMENT INFORMATION

For 1996, 1995 and 1994, the Company had product sales to one distributor of approximately $10,847,000, $11,965,000 and $9,900,000 or 18%, 15% and 15%,
respectively, of the Company's net sales. The accounts receivable balance from this distributor was $2,820,000 and $2,645,000 or 24% and 23% of total accounts receivable at December 28, 1996 and December 30, 1995, respectively.

The Company's United States operations include export sales of $6,568,000, $10,589,000 and $6,857,000 for 1996, 1995 and 1994, respectively. Foreign operations are comprised of sales offices in the Netherlands and Japan which are branches of the Company. Inventory is transferred to each of these sales offices at the Company's manufacturing cost. A summary of the Company's operations by geographic region is as follows:

                                     1996             1995             1994
                                 ------------     ------------     ------------
Net sales:
United States ...............    $ 48,489,000     $ 64,142,000     $ 53,127,000
Europe ......................       9,838,000       15,543,000        8,488,000
Japan .......................       1,594,000        2,159,000        3,767,000
                                 ------------     ------------     ------------
                                 $ 59,921,000     $ 81,844,000     $ 65,382,000
                                 ------------     ------------     ------------

Operating income (loss):
United States ...............    $(17,571,000)    $ (3,761,000)    $  2,751,000
Europe ......................        (221,000)       1,096,000        1,537,000
Japan .......................        (671,000)        (609,000)         (57,000)
                                 ------------     ------------     ------------
                                 $(18,463,000)    $ (3,274,000)    $  4,231,000
                                 ------------     ------------     ------------

Identifiable assets:
United States ...............    $ 37,990,000     $ 26,912,000     $ 25,429,000
Europe ......................       1,955,000        3,062,000        1,631,000
Japan .......................         293,000        2,031,000        1,795,000
                                 ------------     ------------     ------------
Total assets ................    $ 40,238,000     $ 32,005,000     $ 28,855,000
                                 ------------     ------------     ------------

                              PINNACLE MICRO, INC.

12. FOURTH QUARTER ADJUSTMENTS

1996 Adjustments

The Company originally accounted for its convertible debentures (see Note 5) in accordance with APB 14, "Accounting for Convertible Debentures and Debt Issued with Stock Purchase Warrants." According to the views of certain members of the Staff of the SEC, which the Company learned in December 1996, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company conformed to those views and computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the debentures were issued. In the fourth quarter of 1996, the Company recorded $1,721,000 of non-cash interest expense related to the embedded interest in the convertible debentures. Of this amount, $1,286,000 should have been recorded as interest expense in the third quarter. If this amount had been properly recorded, net loss would have increased by $1,286,000 ($0.16 per share) in the third quarter and decreased by $1,286,000 ($0.14 per share) in the fourth quarter. The Company considers these amounts to be material and therefore has restated its financial statements for the quarterly period ended September 28, 1996 on Form 10-Q/A for that period.

1995 Adjustments

The Company previously capitalized certain non-recurring engineering expenditures for 1994 and the quarters ended April 1, July 1 and September 30, 1995, which expenditures primarily related to design and development of components incorporated into certain of the Company's products. The Company since determined the capitalization of these amounts was not appropriate. The amounts should have been accounted for as research and development and expensed as incurred. The aggregate amount of capitalized expenditures for 1994 and 1995 were $138,000 and $429,000, respectively.

The amounts capitalized in 1995 and the aggregate effect of such amounts if they had been properly expensed are as follows:

   Quarter            Amount                      Aggregate Effect on
    Ended           Capitalized            Net Income       Net Income Per Share
    -----           -----------            ----------       --------------------
   April 1         $   38,000              $  (23,000)          $     -
   July 1              69,000                 (42,000)                -
September 30          322,000                (198,000)              (.03)
                   ----------
    Total          $  429,000
                   ==========

The Company considers the $322,000 for the quarter ended September 30, 1995 to be material and restated the financial statements in the Form 10-Q/A for that period. The Company considers the $38,000 for the quarter ended April 1, 1995, the $69,000 for the quarter ended July 1, 1995 and the $138,000 for 1994 to be immaterial and therefore has not restated the financial statements for those periods. For the aforementioned periods which have not been restated, the total amount of $245,000 was charged to research and development expense for the quarter ended December 30, 1995. The aggregate effect of such adjustments in the quarter ended December 30, 1995 was to increase the net loss by $151,000 or $.02 per share.

                                                                     SCHEDULE II


                              PINNACLE MICRO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 28, 1996


                                                             Balance at   Charged to                     Balance at
        DESCRIPTION                                           Beginning   Costs and                        End of
        -----------                                           of Period    Expenses     Deductions         Period
                                                              ---------    --------    --------------    ----------
Year ended December 28, 1996:
     Deducted from asset accounts:
       Allowance for doubtful accounts ....................    $350,000    $369,000    $  (383,000)*     $  336,000
       Allowance for product returns and price protection..     828,000     999,000     (1,415,000)         412,000
       Inventory obsolescence reserve .....................     783,000     866,000       (554,000)**     1,095,000


Year ended December 30, 1995:
     Deducted from asset accounts:
       Allowance for doubtful accounts ....................    $287,000    $230,000    $  (167,000)*     $  350,000
       Allowance for product returns and price protection..     700,000     128,000             --          828,000
       Inventory obsolescence reserve .....................     683,000     871,000       (771,000)**       783,000


Year ended December 31, 1994:
     Deducted from asset accounts:
       Allowance for doubtful accounts ....................    $250,000    $ 78,000    $   (41,000)*     $  287,000
       Allowance for product returns and price protection..     460,000     240,000             --          700,000
       Inventory obsolescence reserve .....................     207,000     476,000             --          683,000

----------
*    Doubtful accounts written off.
**   Disposal of obsolete inventory.