Form 10-Q
period 1997-03-29
PINNACLE MICRO INC
filed 1997-05-13
CIK 904344

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



      / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                    For the quarterly period ended March 29, 1997

                                          OR

     /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                For the transition period from ________ to ___________

                          Commission file number:   0-21892



                                 PINNACLE MICRO, INC.

                Delaware                              33-0238563
       State or other jurisdiction of               I.R.S. Employer
       incorporation or organization                Identification No.


                                 PINNACLE MICRO, INC.
                                 19 TECHNOLOGY DRIVE
                              IRVINE, CALIFORNIA  92618
                                    (714) 789-3000



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  / X /  No   /   /.
                                                -----       -----

As of May 2, 1997, there were outstanding 11,931,458 shares of Registrant's Common Stock.

                                Page 1 of      pages
                                          ----
                           Exhibit Index appears on Page 12

                                 PINNACLE MICRO, INC.


                                        INDEX


                                                                         PAGE
                                                                         ----
Part I.  Financial Information

         Item 1. Financial Statements

         Condensed Balance Sheets at March 29, 1997
         and December 28, 1996                                             3

         Condensed Statements of Operations for the thirteen
         weeks ended March 29, 1997 and March 30, 1996                     4

         Condensed Statements of Cash Flows for the thirteen
         weeks ended March 29, 1997 and March 30, 1996                     5

         Notes to Condensed Financial Statements                           6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8


Part II. Item 6. Exhibits                                                 12
Signatures                                                                13

                                        PART I
                                FINANCIAL INFORMATION


                            ITEM 1.   FINANCIAL STATEMENTS

                                 PINNACLE MICRO, INC.
                               CONDENSED BALANCE SHEETS


                                                                     MARCH 29,          DECEMBER 28,
                                                                        1997               1996
                                                                   ------------        ------------
                                                                   (UNAUDITED)
Assets
  Current assets:
    Cash and cash equivalents                                      $    910,000        $  5,455,000
  Accounts receivable, net                                           11,984,000          11,726,000
  Income taxes receivable                                             1,988,000           1,984,000
  Inventories                                                        20,148,000          17,714,000
  Prepaid expenses and other current assets                             142,000             215,000
                                                                   ------------        ------------
  Total current assets                                               35,172,000          37,094,000
  Furniture and equipment, net                                        2,602,000           1,739,000
  Deferred interest related to convertible debentures                    42,000             786,000
  Other assets                                                          394,000             619,000
                                                                   ------------        ------------
  Total assets                                                     $ 38,210,000        $ 40,238,000
                                                                   ------------        ------------
                                                                   ------------        ------------

Liabilities and Stockholders' Equity
  Current liabilities:
    Note payable                                                   $  7,602,000        $  3,276,000
    Accounts payable                                                 15,272,000          15,540,000
    Accrued expenses                                                  1,216,000           2,922,000
    Accrued restructuring                                             1,245,000           1,421,000
    Payroll related liabilities                                       1,172,000           1,225,000
                                                                   ------------        ------------
  Total current liabilities                                          26,507,000          24,384,000
  Convertible debentures                                              3,788,000           6,422,000
  Other liabilities                                                     791,000             929,000
  Commitments and contingencies
  Stockholders' equity:
    Common stock                                                         11,000              10,000
    Additional paid-in capital                                       31,234,000          28,551,000
    Accumulated deficit                                             (24,121,000)        (20,058,000)
                                                                   ------------        ------------
  Total stockholders' equity                                          7,124,000           8,503,000
                                                                   ------------        ------------
  Total liabilities and stockholders' equity                       $ 38,210,000        $ 40,238,000
                                                                   ------------        ------------
                                                                   ------------        ------------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                    STATEMENTS.

                                 PINNACLE MICRO, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                          THIRTEEN WEEKS ENDED     THIRTEEN WEEKS ENDED
                                              MARCH 29, 1997          MARCH 30, 1996
                                          ---------------------    --------------------
Net sales                                       $14,106,000            $17,434,000
Cost of sales                                    11,278,000             14,306,000
                                                -----------            -----------
Gross profit                                      2,828,000              3,128,000
                                                -----------            -----------
Operating expenses:
    Selling, general and administrative           4,741,000              5,252,000
    Research and development                      1,165,000              1,592,000
    Nonrecurring charges                                  -                164,000
                                                -----------            -----------
    Total operating expenses                      5,906,000              7,008,000
                                                -----------            -----------
Operating loss                                   (3,078,000)            (3,880,000)
Interest expense                                   (219,000)               (32,000)
Non-cash interest expense related
    to convertible debentures                      (744,000)                     -

                                                -----------            -----------
Loss before income taxes                         (4,041,000)            (3,912,000)
Income tax expense                                   22,000                  3,000
                                                -----------            -----------
Net loss                                        $(4,063,000)           $(3,915,000)
                                                -----------            -----------
                                                -----------            -----------
Net loss per share                                  $ (0.39)                $(0.50)
                                                -----------            -----------
                                                -----------            -----------
Weighted average common shares outstanding       10,537,000              7,868,000
                                                -----------            -----------
                                                -----------            -----------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                    STATEMENTS.

                                 PINNACLE MICRO, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                          THIRTEEN WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                             MARCH 29, 1997            MARCH 30, 1996
                                                          -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(4,063,000)             $(3,915,000)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                  300,000                  328,000
     Provision for doubtful accounts                                      -                  220,000
     Interest on debentures paid in common stock                     67,000                        -
     Provision for product returns and price protection                   -                  406,000
     Provision for inventory obsolescence                           300,000                  338,000
     Non cash interest expense                                      744,000                        -
     Compensation related to stock options and warrants              64,000                        -
     Changes in operating assets and liabilities:
       Accounts receivable                                         (258,000)              (1,361,000)
       Income taxes receivable                                       (4,000)                       -
       Inventories                                               (2,734,000)              (2,658,000)
       Prepaid expenses and other current assets                     73,000                 (153,000)
       Other assets                                                  82,000                 (167,000)
       Accounts payable and accrued expenses                     (2,129,000)               3,833,000
       Payroll related liabilities                                  (53,000)                 164,000
       Other liabilities                                           (138,000)                       -
                                                               ------------              -----------
  Net cash used in operating activities                          (7,749,000)              (2,965,000)
                                                               ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of furniture and equipment                   1,000                        -
  Purchase of furniture and equipment                            (1,185,000)                (568,000)
                                                               ------------              -----------
  Net cash used in investing activities                          (1,184,000)                (568,000)
                                                               ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable,  net                                4,326,000                3,775,000
  Principal payments on long-term debt                                    -                   (8,000)
  Proceeds from exercise of stock options                            16,000                        -
  Tax benefit from exercise of stock options                          3,000                        -
  Proceeds from issuance of stock through
   the employee stock purchase plan                                  43,000                        -
                                                               ------------              -----------
  Net cash provided by financing activities                       4,388,000                3,767,000
                                                               ------------              -----------
Effect of exchange rate changes on cash                                   -                  (28,000)
                                                               ------------              -----------
Increase in cash and cash equivalents                            (4,545,000)                 206,000
Cash and cash equivalents at beginning of period                  5,455,000                3,606,000
                                                               ------------              -----------
Cash and cash equivalents at end of period                     $    910,000              $ 3,812,000
                                                               ------------              -----------
                                                               ------------              -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                     $    198,000              $    36,000
                                                               ------------              -----------
                                                               ------------              -----------
  Income Taxes                                                 $          -              $         -
                                                               ------------              -----------
                                                               ------------              -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                STATEMENTS.

                                 PINNACLE MICRO, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    March 29, 1997
                                     (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM PERIOD ACCOUNTING POLICIES

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 28, 1996. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen weeks ended March 29, 1997 and March 30, 1996.

     NEW ACCOUNTING STANDARD

          In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, EARNINGS PER SHARE. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying condensed statements of operations.

2.   INVENTORIES

          Inventories consist of the following:

                                      MARCH 29,         DECEMBER 28,
                                         1997              1996
                                     -----------        ------------
          Components and
            Work-in-process          $18,853,000        $13,991,000
          Finished goods               1,295,000          3,723,000
                                     -----------        -----------
                                     $20,148,000        $17,714,000
                                     -----------        -----------
                                     -----------        -----------

 3.  CONTINGENCIES

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

 4.  CONVERTIBLE DEBENTURES

          In December 1996, the Company completed a second offshore placement of $5,000,000 principal amount of convertible subordinated 6% debentures due December 2001. The debenture holders could convert the principal of the 6% debentures as follows: 30%, 40% and 30%, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 50, 80 and 110 days after closing, respectively.

          As of March 29, 1997, debentures aggregating $2,634,000 were converted into 1,004,412 shares of common stock at conversion prices ranging from $4.16 to $2.10 per share.


 5.  RESTRUCTURING

          During 1996, the Company recorded restructuring charges of $3,028,000 for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These restructuring charges principally reflect the cost associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions.

          During the first quarter of 1997, charges totaling $314,000 were incurred in connection with this restructuring, including: $102,000 for severance related to the termination of 17 employees who worked in the Irvine sales function; $191,000 for facility and lease terminations; and $21,000 for the writeoff of leasehold improvements. Based upon certain other actions that are being pursued, the Company believes it can reduce the original exposure of lease termination costs by approximately $250,000. These savings, however, will be offset as a result of the severance of an additional 28 employees, primarily in Irvine administration and the European Sales Office. The remaining balance of the restructuring liability as of March 29, 1997 was $2,036,000, of which $791,000 relates to longer term lease and severance agreements which should be paid or settled in 1998.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
       SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISK FACTORS SET FORTH
       IN THIS REPORT AS WELL AS IN THE COMPANY'S ANNUAL REPORT ON FORM 10 - K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales were $17,434,000 and $14,106,000 for the thirteen weeks ended March 30, 1996 and March 29, 1997, respectively, representing a decrease of 19%. This decrease reflects a change in product mix as a result of products such as Sierra and Tahoe, reaching the end of their product lives and reduced unit sales of older generation RCD products.

After completing shipment of the backlog of orders for Apex drives, new orders for Apex declined in the second and third months of the quarter. Management believes that a contributing factor to the decline in single - unit APEX sales is the overall decline in the Apple Macintosh market, where magneto-optical technology was historically most popular. In addition, the Company accepted higher than normal product returns to bring distributor inventories into line with demand at that time. In the first quarter of 1997, sales of Apex-based optical library systems (jukeboxes) and new generation RCD products, however, exceeded expectations.

GROSS PROFIT

Gross profit decreased from $3,128,000 for the thirteen weeks ended March 30, 1996, to $2,828,000 for the thirteen weeks ended March 29, 1997 primarily due to lower sales volumes. The gross profit as a percentage of net sales increased from 17.9% for the thirteen weeks ended March 30, 1996 to 20.0% for the thirteen weeks ended March 29, 1997, as a result of an improved margin mix derived from the sale of the Apex drives and Apex-based optical library systems.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $5,252,000, and $4,741,000 for the thirteen weeks ended March 30, 1996 and March 29, 1997 respectively, and represented 30.1% and 33.6% of net sales. This decrease is due to reduced advertising and promotional expenditures and certain other expenses, with partial offsets from consulting fees related to the relocation of operations to Colorado Springs.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,592,000, and $1,165,000 for the thirteen weeks ended March 30, 1996 and March 29, 1997 respectively, and represented 9.1% and 8.3% of net sales. For the thirteen weeks ended March 30, 1996, the Company incurred expenses for Vertex and Apex prototypes and for ASIC development fees paid to third parties. The Company expects to sustain the current spending levels to fund new product development projects in the second quarter of 1997.

NON-CASH INTEREST EXPENSE RELATED TO CONVERTIBLE DEBENTURES

A non-cash interest charge relating to certain convertible debentures issued with discount features (see Note 4 to Notes to Financial Statements) had no effect upon the operating loss but added $744,000 to the net loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $910,000 at March 29, 1997 were $4,545,000 lower than the balance at December 28, 1996. This was due mainly to the increase in inventory, payment of certain expenses and other costs related to the restructuring which the Company recorded in the third quarter of 1996 and the loss incurred in the first quarter of 1997. Inventory balances were higher at March 29, 1997, than at year-end 1996 by $2,434,000. The higher inventory results from declining APEX bookings and the long-lead nature of many APEX components. The Company has taken a number of actions in the second quarter which it believes will reduce inventory, particularly of APEX components and subassemblies. Cash flow of approximately $1,000,000 related to certain leasehold improvements in the first quarter for the new facility in Colorado Springs, as well as to lease terminations at former premises and severance costs.

The Company currently has a revolving line of credit agreement with a lender collateralized by substantially all assets of the Company which expires on September 30, 1998. The Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories. Borrowings under the line of credit totaled $3,276,000 at December 28, 1996 and $7,602,000 at March 29, 1997.

The Company's liquidity position continues to be constrained. Its ability to borrow against the revolving line of credit is largely dependent upon its level of accounts receivable. From time to time the Company utilizes the maximum available under the facility. Because of its lower than expected level of shipments, the Company is currently unable to fully utilize its line of credit. If shipments improve during the remainder of the second quarter of 1997, the Company will be able to more effectively utilize its line of credit. The Company is focusing on increasing sales, especially optical library sales, in the second quarter.

The Company is presently pursuing a number of options related to raising additional working capital and relieving its cash constraints. These activities include private placements of debt and equity and working with its key suppliers on payment terms. As long as the Company's convertible debentures are outstanding, they are likely to adversely impact the terms on which the Company can obtain additional financing.

In an effort to address its working capital needs, the Company has also taken or intends to take a number of actions to further reduce operating expenses to align costs with revenue. In the first quarter of 1997 the Company continued to reduce its fixed costs and operating expenses. The European Sales office will be substantially reduced in size, as well as reorganized, in the second quarter of 1997. Spending controls and cash management programs were implemented.

As of March 29, 1997, the Company had an income tax receivable of $1,988,000. This amount relates to tax losses for 1996 and 1995 carried back to prior years. All or a significant portion of the refund is expected to be paid before the end of the second quarter 1997.


Assuming that certain of the aforementioned events occur, the Company believes that the current sources of financing available to the Company will be sufficient to fund the Company's operations through at least the second quarter of its fiscal 1997. If the Company is unsuccessful in increasing its sales in the second quarter of 1997 and in reaching agreements with its key vendors concerning payment terms, this would have a material adverse effect upon the Company.

The Company will also need additional funds in the third quarter 1997 for working capital and to pay its suppliers. The Company is negotiating possible investments into the Company, but there can be no assurance that any of such negotiations will be successful. The inability to obtain needed funding on satisfactory terms would have a material adverse effect on the Company's business and financial results.

Because of the Company's present financial condition, normal sources of external financing may not be available to the Company in the future, including a replacement line of credit. The Company has not identified as of this filing any additional financing and is unable to indicate at this time whether any additional financing will be available to the Company in the future.

GENERAL AND RISK FACTORS


SALES AND MARKETING
-------------------

The long-standing order backlog for APEX was substantially shipped as of March 29, 1997. The post-backlog shipment and order rate in the first quarter for single-unit APEX drives is below the level necessary to support the Company's strategy as a drive business. In the second quarter, the Company is moving agressively to focus on the optical library market. The critical tasks facing the Company in the second quarter are managing cash and building demand for APEX technology (and applications of that technology such as optical libraries). Sales of optical libraries and CD Recorders exceeded expectations for the first quarter and partially offset the lower than expected APEX sales. Although management believes that the demand for optical libraries indicates market acceptance of the APEX 4.6 GB capacity point, if demand for APEX-based optical library solutions cannot be developed to satisfactory levels and sustained the Company will have further significant liquidity constraints.

Marketing efforts are being directed at optical libraries and midrange ($10,000-$100,000 systems) computer systems, medical imaging, near on-line storage, video on demand and document imaging markets. Distribution agreements were entered into in the first quarter with value - added resellers ("VARs") that specialize in optical technology markets. It is premature to predict what effect, if any, these agreements may have on single-unit APEX sales. The Company is seeking to have its products certified as compatible by additional leading software vendors in the belief that such certification may generate additional sales of APEX.


CONVERSION OF CONVERTIBLE DEBENTURES
------------------------------------

In December 1996, the Company sold an additional $5,000,000 principal amount of 6% convertible debentures pursuant to an offshore private placement. The proceeds from this offering were used entirely for the Company's liquidity needs at the end of the fourth quarter of 1996 and during the first quarter of 1997.

As of May 2, 1997, debentures aggregating $3,126,000 have been converted into 1,531,404 shares of common stock at conversion prices ranging from $0.855 to $4.16 per share. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 26,292 shares of common stock were issued for $49,296 of interest payable on the converted debentures.

The exact number of shares to be issued upon conversion of the remaining convertible debentures cannot be predicted closely because the number of shares issued vary inversely with the market price of the Company's Common Stock at the time of conversion and there is no contractual limit on the number of shares that may be issued. Such conversions will dilute the existing holders of the Common Stock of the Company. For so long as the convertible debentures are outstanding they are likely to adversely affect the terms on which the Company can obtain additional financing.

BACKGROUND RISKS
----------------

The Company's quarterly operating results fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products and enhanced versions of the Company's existing products, changes in pricing policies by the Company and its competitors, and the timing of expenditures on advertising, promotion and research and development.

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

The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. The Company faces competition from much larger magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have larger R&D budgets and staffs, greater engineering and manufacturing experience, and may be able to bring comparable or superior products to market which could negatively impact the results of the Company. The Company faces increasing competition in the "3R" or removable, rewritable and random access storage market from companies such as Syquest and Iomega.

There can be no assurance that there will be continued acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins.

The market prices for shares of high technology companies, including the securities of the Company, have been volatile. The Company's Common Stock experienced substantial levels of short selling in the last 12 - 18 months which has depressed the market price, and increased the volatility of the market price, of the Company's Common Stock. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Company's common Stock, or general economic or stock market conditions unrelated to the Company's operating performance may have material adverse effects on the market price of the Company's Common Stock.

permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying condensed statements of operations.

                                  ITEM 6.  EXHIBITS

     (a)  Exhibits:


EXHIBIT NUMBER      DESCRIPTION                                     PAGE NUMBER
--------------      -----------                                     -----------

     10.45          Employment Agreement for Bernard Wu
                    dated as of March 26, 1997

     10.46          Employment Agreement for David Nesbit
                    dated as of March 26, 1997

     27.1           Financial Data Schedule

                                      SIGNATURES

                                 PINNACLE MICRO, INC.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1997                  By:  /s/  KENNETH C. CAMPBELL
                                         -------------------------------
                                         Kenneth C. Campbell
                                         President
                                         (Duly Authorized Officer)


Date:  May 13, 1997                  By:  /s/  ROGER HAY
                                         -------------------------------
                                         Roger Hay
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)