Form 10-Q
period 1997-06-28
PINNACLE MICRO INC
filed 1997-08-11
CIK 904344

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                     For the quarterly period ended June 28, 1997

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
                                    (714) 789-3000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No     .
                                                    ---       ---

As of August 5, 1997 there were outstanding 14,500,089 shares of Registrant's Common Stock.



                                  Page 1 of 13 pages

                                 PINNACLE MICRO, INC.


                                        INDEX


                                                                          PAGE
Part I.  Financial Information

    Item 1.  Financial Statements                                           3

             Condensed Balance Sheets at June 28, 1997
             and December 28, 1996                                          3

             Condensed Statements of Operations for the thirteen weeks
             and twenty-six weeks ended June 28, 1997 and June 29, 1996     4

             Condensed Statements of Cash Flows for the twenty-six
             weeks ended June 28, 1997 and June 29, 1996                    5

             Notes to Condensed Financial Statements                        6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

Part II.  Other Information                                                12

    Item 4.  Submission of Matters to a Vote of Security Holders           12

    Item 6.  Exhibits and Reports on Form 8-K                              12

Signatures                                                                 13

                                    PART I
                            FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS

                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS


                                                    June 28,       December 28,
                                                      1997             1996
                                                      ----             ----
                                                  (Unaudited)
Assets
  Current assets:
  Cash and cash equivalents                       $  2,389,000     $  5,455,000
  Accounts receivable, net                           9,533,000       11,726,000
  Income taxes receivable                              949,000        1,984,000
  Inventories                                       17,965,000       17,714,000
  Prepaid expenses and other
    current assets                                     595,000          215,000
                                                  ------------     ------------
      Total current assets                          31,431,000       37,094,000
  Furniture and equipment, net                       2,294,000        1,739,000
  Deferred interest related to
    convertible debentures                                -             786,000
  Other assets                                         156,000          619,000
                                                  ------------     ------------
      Total assets                                $ 33,881,000     $ 40,238,000
                                                  ------------     ------------
                                                  ------------     ------------
Liabilities and Stockholders' Equity
  Note payable                                    $  6,346,000     $  3,276,000
  Accounts payable                                  17,523,000       15,540,000
  Accrued expenses                                   1,647,000        2,922,000
  Accrued restructuring                              1,286,000        1,421,000
  Payroll related liabilities                          792,000        1,225,000
                                                  ------------     ------------
      Total current liabilities                     27,594,000       24,384,000
  Convertible debentures                                50,000        6,422,000
  Other liabilities                                    409,000          929,000
  Commitments and contingencies
  Stockholders' equity:
    Common stock                                        14,000           10,000
    Additional paid-in capital                      34,926,000       28,551,000
    Accumulated deficit                            (29,112,000)     (20,058,000)
                                                  ------------     ------------
      Total stockholders' equity                     5,828,000        8,503,000
                                                  ------------     ------------
         Total liabilities and
           stockholders' equity                   $ 33,881,000     $ 40,238,000
                                                  ------------     ------------
                                                  ------------     ------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                   STATEMENTS.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       13 Weeks Ended  13 Weeks Ended  26 Weeks Ended  26 Weeks Ended
                                       June 28, 1997   June 29, 1996   June 28, 1997   June 29, 1996
                                       --------------  --------------  --------------  --------------
Net sales                                 $11,277,000     $12,333,000     $25,383,000     $29,767,000
Cost of sales                              10,768,000      10,180,000      22,046,000      24,486,000
                                       --------------  --------------  --------------  --------------
Gross profit                                  509,000       2,153,000       3,337,000       5,281,000
                                       --------------  --------------  --------------  --------------

Operating expenses:
  Selling, general and administrative       4,163,000       4,429,000       8,904,000       9,681,000
  Research and development                  1,083,000       1,436,000       2,248,000       3,028,000
  Nonrecurring charges                          -              87,000           -             251,000
                                       --------------  --------------  --------------  --------------
  Total operating expenses                  5,246,000       5,952,000      11,152,000      12,960,000
                                       --------------  --------------  --------------  --------------

Operating loss                             (4,737,000)     (3,799,000)     (7,815,000)     (7,679,000)
Interest expense                             (254,000)       (114,000)     (1,217,000)       (146,000)
                                       --------------  --------------  --------------  --------------
Income loss before income taxes            (4,991,000)     (3,913,000)     (9,032,000)     (7,825,000)
Income tax expense                              -               -              22,000           3,000
                                       --------------  --------------  --------------  --------------
Net loss                                  $(4,991,000)    $(3,913,000)    $(9,054,000)    $(7,828,000)
                                       --------------  --------------  --------------  --------------
                                       --------------  --------------  --------------  --------------

Net loss per share                             $(0.39)         $(0.49)         $(0.77)         $(0.99)
                                       --------------  --------------  --------------  --------------
                                       --------------  --------------  --------------  --------------

Weighted average common shares
  outstanding                              12,957,000       7,917,000      11,747,000       7,892,000
                                       --------------  --------------  --------------  --------------
                                       --------------  --------------  --------------  --------------






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           26 Weeks Ended   26 Weeks Ended
                                                           June 28, 1997    June 29, 1996
                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(9,054,000)     $(7,828,000)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from disposal of assets                                  40,000            -
    Depreciation and amortization                                661,000          674,000
    Provision for doubtful accounts                              140,000          252,000
    Interest on debentures paid in common stock                  151,000            -
    Provision for product returns and price protection            81,000          498,000
    Provision for inventory obsolescence                       1,626,000          358,000
    Non cash interest expense                                    786,000            -
    Compensation related to stock options and warrants            72,000            -
    Changes in operating assets and liabilities:
      Accounts receivable                                      1,972,000        1,863,000
      Income taxes receivable                                  1,035,000           78,000
      Inventories                                             (1,877,000)      (3,282,000)
      Prepaid expenses and other current assets                 (380,000)        (368,000)
      Other assets                                               110,000          (43,000)
      Accounts payable and accrued expenses                      619,000        2,497,000
      Payroll related liabilities                               (433,000)         150,000
      Other liabilities                                         (520,000)           -
                                                           --------------   --------------
  Net cash used in operating activities                       (4,971,000)      (5,151,000)
                                                           --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of furniture and equipment               30,000            -
  Purchase of furniture and equipment                         (1,332,000)        (665,000)
                                                           --------------   --------------
    Net cash used in investing activities                     (1,302,000)        (665,000)
                                                           --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, net                              3,070,000        5,000,000
  Principal payments on long-term debt                             -              (20,000)
  Proceeds from exercise of stock options                         16,000            -
  Tax benefit from exercise of stock options                       3,000            -
  Proceeds from issuance of stock through
  the employee stock purchase plan                               118,000            -
                                                           --------------   --------------
  Net cash provided by financing activities                    3,207,000        4,980,000
                                                           --------------   --------------
Effect of exchange rate changes on cash                            -              (50,000)

Decrease in cash and cash equivalents                         (3,066,000)        (886,000)
Cash and cash equivalents at beginning of period               5,455,000        3,606,000
                                                           --------------   --------------
Cash and cash equivalents at end of period                    $2,389,000       $2,720,000
                                                           --------------   --------------
                                                           --------------   --------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                       540,000          150,000
  Income Taxes                                                     -                -




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                             PINNACLE MICRO, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                June 28, 1997
                                 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Interim Period Accounting Policies

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 28, 1996. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the twenty-six weeks ended June 28, 1997 and June 29, 1996.

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

2.  INVENTORIES

    Inventories consist of the following:

                                             June 28,         December 28,
                                               1997               1996
                                               ----               ----
    Components and work-in-process         $17,713,000         $13,991,000
    Finished goods                             252,000           3,723,000
                                           -----------         -----------
                                           $17,965,000         $17,714,000
                                           -----------         -----------
                                           -----------         -----------

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

4.  CONVERTIBLE DEBENTURES

    In December 1996, the Company completed an offshore placement of $5,000,000 principal amount of convertible subordinated 6% debentures due December 2001. The debenture holders could convert the principal of the 6% debentures as follows: 30%, 40% and 30%, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 50, 80 and 110 days after closing, respectively.

    As of June 28, 1997, debentures from both the December placement and the prior placement made in July 1996, aggregating $6,372,000 were converted into 4,276,929 shares of common stock at conversion prices ranging from $4.16 to $0.84 per share.

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

    During the second quarter of 1997, charges totaling $341,000 were incurred in connection with this restructuring, including $112,000 for severance related to the termination of 16 employees who worked in the European Sales office and Irvine; $171,000 for facility and lease terminations; and $58,000 for the write-off of leasehold improvements and assets in Europe. The remaining balance of the restructuring liability as of June 28, 1997 was $1,695,000 of which $409,000 relates to longer term lease and severance agreements which should be paid or settled in 1998.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NET SALES

Net sales were $12,333,000 and $11,277,000 for the thirteen weeks ended June 29, 1996 and June 28, 1997, respectively, representing a decrease of 8.6%. Net sales were $29,767,000 and $25,383,000 for the twenty-six weeks ended June 29, 1996 and June 28, 1997, respectively, representing a decrease of 14.7%. These decreases are primarily attributable to decreased unit sales and average sales prices of the current recordable CD, Sierra and Tahoe products, and were partially offset by sales of the APEX drives and APEX-based optical libraries. While the recordable CD product is facing increased competition, the Sierra and Tahoe products reached the end of their product lives.

Net sales were $14,106,000 and $11,277,000 for the thirteen weeks ended March 29, 1997 and June 28, 1997, respectively, representing a decrease of 20%. The decrease is primarily attributable to decreased unit sales and average sales prices of the current recordable CD product and lower sales to distributors of the APEX product, partially offset by increased sales of the VERTEX product and APEX media. A large backlog of APEX drives was shipped to distributors in the first part of the first quarter, but the sales orders and sell through rate in the second quarter was lower than expected.

A major contributing factor to lower sales in sequential quarters was the Company's shortage of cash. Several key vendors will only ship to the Company on a prepay basis which the Company has had difficulty complying with, and, accordingly the Company's ability to purchase key components has been limited. As a result, sales were adversely affected.

GROSS PROFIT

Gross profit decreased from $2,153,000 for the thirteen weeks ended June 29, 1996 to $509,000 for the thirteen weeks ended June 28, 1997, and decreased as a percentage of sales from 17.5% to 4.5%. Gross profit decreased from $5,281,000 for the twenty-six weeks ended June 29, 1996 to $3,337,000 for the twenty-six weeks ended June 28, 1997, and decreased as a percentage of sales from approximately 17.7% to approximately 13.1%. The company experienced increased competition in the recordable CD market for the current product which placed additional pressures on selling prices and gross margins. The reduction in gross profit is also attributable to a reserve of approximately $1,200,000 that was taken for certain excess inventory and end-of-life products, partially offset by the margin on sales of the APEX drives, APEX-based optical libraries and APEX media, which began shipping late in the fourth quarter 1996.

Gross profit decreased from $2,828,000 for the thirteen weeks ended March 29, 1997 to $509,000 for the thirteen weeks ended June 28, 1997, and decreased as a percentage of sales from 20% to 4.5%. These decreases are related to the lower volume sales of APEX drives to distributors, the increased competition in the recordable CD market for the current product which has placed additional pressures on selling prices and gross margins, and the reserve that was taken for certain excess inventory and end-of-life products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $4,429,000 and $4,163,000 for the thirteen weeks ended June 29, 1996 and June 28, 1997, respectively, and represented approximately 35.9% and 36.9% of net sales. Selling, general and administrative expenses were $9,681,000 and $8,904,000 for the twenty-six weeks ended June 29, 1996 and June 28, 1997, respectively, and represented approximately 32.5% and 35.1% of net sales. The decrease in expenditures resulted primarily from reduced advertising and promotional expenditures and the reduction of the Company's sales staff, with partial offsets from costs related to the relocation of operations to Colorado Springs.

Selling, general and administrative expenses were $4,741,000 and $4,163,000 for the thirteen weeks ended March 29, 1997 and June 28, 1997, respectively, and represented approximately 33.6% and 36.9% of net sales. The decrease in expenditures resulted primarily from reduced advertising and promotional expenditures and the reduction of personnel, particularly Sales staff in the company's European Sales office.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,436,000 and $1,083,000 for the thirteen weeks ended June 29, 1996 and June 28, 1997, respectively, or approximately 11.6% and 9.6% of net sales. Research and development expenses were $3,028,000 and $2,248,000 for the twenty-six weeks ended June 29, 1996 and June 28, 1997, respectively or 10.2% and 8.9% of net sales. Research and development expenses were higher in both periods of 1996 due to incurred costs related to VERTEX and APEX prototypes and for ASIC development fees paid to third parties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $2,389,000 at June 28, 1997 were $3,066,000 lower than the balance at December 28, 1996. This was due mainly to payment of certain expenses and capital costs related to the relocation to Colorado Springs in the first quarter 1997 and the losses incurred in the first half of 1997, partially off set by additional borrowings on the Company's line of credit. The Company took a number of actions in the second quarter to reduce inventory from the level reported in the first quarter, particularly with respect to APEX components and subassemblies, including a $1,200,000 write-off of excess inventory and end-of-life products.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1998. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently utilizes the maximum available under the line of credit. Borrowings under the line of credit totaled $3,276,000 at December 28, 1996, $6,346,000 at June 28, 1997 and $5,956,000 at July 25, 1997. At July 25, 1997, the Company had
borrowed substantially all of its available credit under the line.

The Company is focusing on efforts to increase sales, especially optical library sales, in the third quarter. In July 1997, the Company reduced the selling prices of its APEX and VERTEX drives by an average of 33% in order to reach a wider market and increase sales of these drives. The Company will be materially adversely impacted if it is unsuccessful in increasing its sales in the third quarter of 1997. In addition, in an effort to address its working capital needs, the Company has taken or intends to take a number of actions to further reduce operating expenses. In the second quarter of 1997 the Company continued to reduce its fixed costs and operating expenses. The European
Sales office was substantially reduced in size, as well as reorganized, and headcount and advertising were reduced in the U.S.

As of June 28, 1997, the Company had an income tax receivable of $949,000. An expected refund of $1,035,000 was received on June 27, 1997 and the balance of $949,000 was received in early August 1997.

As a result of the Company's difficulty in paying its trade debt on a timely basis, the Company sought the cooperation of its creditors in a restructuring of its trade debt. As previously disclosed, on July 14, 1997, the Company held a meeting with its trade creditors. Shortly after the meeting, a committee of the creditors, representing in excess of 50% of the Company's trade debt, agreed to an initial 60-day moratorium on the payment of the Company's outstanding trade debt. No assurance can be given that the moratorium will be extended.

During the second quarter the Company retained the consulting firm Kibel, Green Inc., a turnaround and management consulting firm, and the law firm of Lobel & Opera to assist the Company in dealing with various creditors and related matters. The Company also engaged the investment banking firm of Houlihan, Lokey, Howard & Zukin to assist the Company in evaluating its alternatives, including the possibility of locating a financial or industry partner or other transaction. During July 1997, a Descriptive Memorandum was sent to a list of potentially interested parties. No transaction is pending as of the date of this filing and the outcome of these efforts cannot be determined at this time. There can be no assurance that a financial or industry partner can be identified or that any transaction with such a partner, or any other source of financial assistance, can be consummated under terms which will allow the Company to continue to operate as a going concern.

At the time of this filing there is no forbearance agreement in place with the Company's secured lender. The Company and its secured lender currently have a disagreement regarding the calculation of the Company's eligible borrowing base under its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment.

In the event that the Company is unable to locate a financial partner or other sources of funding to meet its current cash needs, it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

GENERAL AND RISK FACTORS

SALES AND MARKETING

The long-standing order backlog for APEX was substantially shipped as of March 29, 1997. The post-backlog shipment and order rate in the second quarter for single-unit APEX drives was below the level necessary to support the Company's strategy as a drive business. The Company has reduced the prices of APEX by 33% in an effort to broaden its market base and increase sales in the third quarter 1997. The Company is also moving aggressively to focus on the optical library market. The critical tasks facing the Company in the third quarter are managing liquidity and building demand for APEX technology (and applications of that technology such as optical libraries). Although management believes that the demand for optical libraries indicates market acceptance of the APEX 4.6 GB capacity point, if demand for APEX-based optical library solutions cannot be developed to satisfactory levels and sustained at those levels, the Company will have further significant liquidity constraints.

Marketing efforts are being directed at optical libraries and mid-range ($10,000-$100,000 systems) computer systems, medical imaging, near on-line storage, video on demand and document imaging markets. Distribution agreements were entered into in the first quarter with value added resellers ("VARs") that specialize in optical technology markets. It is premature to predict what effect, if any, these agreements may have on single-unit APEX sales. The Company is seeking to have its products certified as compatible by additional leading software vendors in the belief that such certification may generate additional sales of APEX.

CONVERSION OF CONVERTIBLE DEBENTURES

In December 1996, the Company sold an additional $5,000,000 principal amount of 6% convertible debentures pursuant to an offshore private placement. The proceeds from this offering were used entirely for the Company's liquidity needs at the end of the fourth quarter of 1996 and during the first quarter of 1997.

As of August 1, 1997, all of the debentures had been converted into 3,675,973 shares of common stock at conversion prices ranging from $0.53 to $4.16 per share. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 78,101 shares of common stock were issued for $94,341 of interest payable on the converted debentures.

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

The market prices for shares of high technology companies, including the securities of the Company, have been volatile. The Company's common stock experienced substantial levels of short selling in the last 12 - 18 months which has depressed the market price, and increased the volatility of the market price, of the Company's common stock. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Company's common stock and general economic and stock market conditions may have material adverse effects on the market price of the Company's common stock.

                                    PART II
                               OTHER INFORMATION


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Stockholders on May 20, 1997. At the meeting, the stockholders elected the following individuals as directors of the Company: Daryl J. White (10,385,028 votes), Kenneth C. Campbell
(10,385,589 votes), Roger Hay (10,385,789 votes), John E. Koehler
(10,387,701 votes), Hans Imhof (10,386,815 votes) and William F. Blum (10,320,096 votes). The stockholders also ratified the appointment BDO Seidman, LLP as independent certified public accountants of the Company by a margin of 10,347,478 of the shares voted. Mr. White subsequently resigned as a director and as Chairman of the Board, effective June 20, 1997.

                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

    Exhibit Number               Description                   Page Number
    --------------               -----------                   -----------

         27                Financial Data Schedule


    (b)  Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K, dated June 20, 1997, with the commission announcing Daryl White's resignation from Chairman of the Board and certain second quarter events.

                                   SIGNATURES

                               PINNACLE MICRO, INC.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1997                  By:  /s/ Kenneth C. Campbell
                                            -----------------------------------
                                            Kenneth C. Campbell
                                            President
                                            (Principal Executive Officer)


Date:  August 8, 1997                  By:  /s/ Roger Hay
                                            -----------------------------------
                                            Roger Hay
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)