Form 10-Q
period 1997-09-27
PINNACLE MICRO INC
filed 1997-11-26
CIK 904344

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

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
                                 (714) 789-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_ No        .


As of November 20, 1997, there were outstanding 14,500,089 shares of Registrant's Common Stock.

                                     PART I
                              FINANCIAL INFORMATION


                          ITEM 1.  FINANCIAL STATEMENTS



                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS

                                                              September 27,
                                                                   1997            December 28,
                                                               (Unaudited)             1996
                                                              -------------       -------------
Assets
     Current assets:
          Cash and cash equivalents                            $    572,000       $  5,455,000
          Accounts receivable, net                                6,056,000         11,726,000
          Income taxes receivable                                         -          1,984,000
          Inventories                                             7,442,000         17,714,000
          Prepaid expenses and other current assets                 341,000            215,000
                                                               ------------       ------------
     Total current assets                                        14,411,000         37,094,000

     Furniture and equipment, net                                   578,000          1,739,000
     Deferred interest related to convertible debentures                  -            786,000
     Other assets                                                    72,000            619,000
                                                               ------------       ------------
     Total assets                                              $ 15,061,000       $ 40,238,000
                                                               ------------       ------------
                                                               ------------       ------------

Liabilities and Stockholders' Equity (Deficit)

     Current liabilities:
          Note payable                                         $  4,527,000       $  3,276,000
          Accounts payable                                       16,988,000         15,540,000
          Accrued expenses                                        1,162,000          2,922,000
          Accrued restructuring                                     623,000          1,421,000
          Payroll related liabilities                               357,000          1,225,000
                                                               ------------       ------------
     Total current liabilities                                   23,657,000         24,384,000
     Convertible debentures                                               -          6,422,000
     Other liabilities                                              409,000            929,000
     Commitments and contingencies
     Stockholders' equity (deficit):
          Common stock                                               15,000             10,000
          Additional paid-in capital                             34,977,000         28,551,000
          Accumulated deficit                                   (43,997,000)       (20,058,000)
                                                               ------------       ------------
     Total stockholders' equity (deficit)                        (9,005,000)         8,503,000
                                                               ------------       ------------
     Total liabilities and stockholders' equity (deficit)      $ 15,061,000       $ 40,238,000
                                                               ------------       ------------
                                                               ------------       ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PINNACLE MICRO, INC.
                       CONDENSED  STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          13 Weeks Ended      13 Weeks Ended      39 Weeks Ended      39 Weeks Ended
                                          Sept. 27, 1997      Sept. 28, 1996      Sept. 27, 1997      Sept. 28, 1996
                                          --------------      --------------      --------------      --------------
Net sales                                  $  3,307,000        $ 14,259,000        $ 28,690,000       $ 44,026,000
Cost of sales                                12,593,000          11,646,000          34,639,000         36,132,000
                                           ------------        ------------        ------------       ------------
Gross profit (loss)                          (9,286,000)          2,613,000          (5,949,000)         7,894,000

Operating expenses:
  Selling, general and administrative         3,550,000           4,451,000          12,454,000         14,132,000
  Research and development                      736,000           1,494,000           2,983,000          4,522,000
  Nonrecurring charges                          930,000           4,333,000             930,000          4,584,000
                                           ------------        ------------        ------------       ------------
  Total operating expenses                    5,216,000          10,278,000          16,367,000         23,238,000

Operating loss                              (14,502,000)         (7,665,000)        (22,316,000)       (15,344,000)
Interest expense                               (167,000)           (142,000)           (598,000)          (288,000)
Non-cash interest expense related
   to convertible debentures                          -          (1,286,000)           (786,000)        (1,286,000)
                                           ------------        ------------        ------------       ------------
Loss before income taxes                    (14,669,000)         (9,093,000)        (23,700,000)       (16,918,000)
Income tax expense                               41,000                   -              63,000              3,000
                                           ------------        ------------        ------------       ------------
Net loss                                   $(14,710,000)       $ (9,093,000)       $(23,763,000)      $(16,921,000)
                                           ------------        ------------        ------------       ------------
                                           ------------        ------------        ------------       ------------

Net loss per share                         $      (1.02)       $      (1.15)       $      (1.88)      $      (2.14)
                                           ------------        ------------        ------------       ------------
                                           ------------        ------------        ------------       ------------

Weighted average
 common shares outstanding                   14,485,000           7,926,000          12,653,000          7,904,000
                                           ------------        ------------        ------------       ------------
                                           ------------        ------------        ------------       ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PINNACLE MICRO, INC.
                CONDENSED STATEMENTS OF CASH FLOWS - PAGE 1 OF 2
                                   (Unaudited)

                                                                   39 Weeks Ended      39 Weeks Ended
                                                                   Sept. 27, 1997      Sept. 28, 1996
                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(23,763,000)       $(16,921,000)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
          Depreciation and amortization                                1,013,000            979,000
          Provision for product returns and price protection           1,639,000            831,000
          Provision for inventory obsolescence                         6,013,000            427,000
          Interest on debentures paid in common stock                    153,000                  -
          Non-cash interest expense                                      786,000          1,286,000
          Changes in operating assets and liabilities:
               Accounts receivable                                     4,031,000            (55,000)
               Income taxes receivable                                 1,984,000             36,000
               Inventories                                             4,259,000         (1,331,000)
               Prepaid expenses and other current assets                (126,000)           256,000
               Other assets                                              547,000            (29,000)
               Accounts payable and accrued expenses                     (65,000)         3,761,000
               Payroll related liabilities                              (868,000)           169,000
               Other liabilities                                        (520,000)           829,000
                                                                     -----------        -----------
          Net cash used in operating activities                       (4,917,000)        (9,762,000)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from disposal of furniture and equipment
                                                                          30,000                  -
     Purchase of furniture and equipment                              (1,384,000)          (644,000)
                                                                     -----------        -----------
          Net cash provided by (used in) investing activities         (1,354,000)          (644,000)
                                                                     -----------        -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PINNACLE MICRO, INC.
                CONDENSED STATEMENTS OF CASH FLOWS - PAGE 2 OF 2
                                   (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible debentures                 $         -       $ 10,000,000
    Proceeds from note payable to bank                                 1,251,000                  -
    Payment of debt issuance costs                                             -           (600,000)
    Principal payments on long-term debt                                       -            (20,000)
    Proceeds from exercise of stock options                               16,000             56,000
    Tax benefit from exercise of stock options                             3,000              4,000
    Proceeds from issuance of stock through
        the employee stock purchase plan                                 118,000             20,000
                                                                     -----------        -----------
        Net cash provided by financing activities                      1,388,000          9,460,000
Effect of exchange rate changes on cash                                        -              5,000
                                                                     -----------        -----------
Decrease in cash and cash equivalents                                 (4,883,000)          (941,000)
Cash and cash equivalents at beginning of period                       5,455,000          3,606,000
                                                                     -----------        -----------
Cash and cash equivalents at end of period                           $   572,000        $ 2,665,000
                                                                     -----------        -----------
                                                                     -----------        -----------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
        Interest                                                     $   612,000        $   178,000
                                                                     -----------        -----------
                                                                     -----------        -----------
        Income taxes                                                           -                  -
                                                                     -----------        -----------
                                                                     -----------        -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PINNACLE MICRO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 27, 1997
                                   (UNAUDITED)


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM PERIOD ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 28, 1996. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirty-nine weeks ended September 27, 1997 and September 28, 1996.

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, EARNINGS PER SHARE. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying condensed statements of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 and 131, REPORTING COMPREHENSIVE INCOME (SFAS 130) and DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), respectively (collectively, the "Statements"). The statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

2.   INVENTORIES

          Inventories consist of the following:

                                  September 27,            December 28,
                                      1997                     1996
                                  -------------            ------------
     Components and
        work-in-process            $ 6,322,000             $ 13,991,000
     Finished goods                  1,120,000                3,723,000
                                   -----------             ------------
                                   $ 7,442,000             $ 17,714,000
                                   -----------             ------------
                                   -----------             ------------

3.   CONVERTIBLE DEBENTURES

     In December 1996, the Company completed an offshore placement of $5,000,000 principal amount of convertible subordinated 6% debentures due December 2001. The debenture holders could convert the principal of the 6% debentures as follows: 30%, 40% and 30%, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 50, 80 and 110 days after closing, respectively.

     As of September 27, 1997, debentures from both the December placement and the prior placement made in July, 1996, aggregating $6,422,000 were converted into 4,367,979 shares of common stock at conversion prices ranging from $4.16 to $0.53 per share. All of the debentures were converted prior to September 27, 1997.

4.   RESTRUCTURING

     During 1996, the Company recorded certain restructuring charges for costs associated with the Company's planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These restructuring charges principally reflected the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions.

     During the first two quarters of 1997, charges totaling $655,000 were incurred in connection with this restructuring, including employee severance and lease terminations and for the write-off of leasehold improvements and other assets. During the third quarter of 1997, charges totaling $283,000 were incurred in connection with this restructuring liability, including $254,000 for facilities terminations and $29,000 in
     employee severance costs.   In addition, the Company recorded a new amount
     of $188,000 for restructuring charges associated with the personnel reductions associated with the closing of its Colorado Springs, Colorado manufacturing and engineering facility, and the reductions in force in its Irvine, California facility. As of September 27, 1997, $568,000 of the restructuring liability was considered to be no longer required principally as a result of more favorable lease terminations than estimated. The $568,000 excess restructuring liability was reversed and is reflected, net, as a reduction to nonrecurring charges in the condensed statement of operations for the thirteen and thirty-nine week periods ended September 27, 1997. The remaining balance of the1996 restructuring liability as of September 27, 1997 was $844,000 of which $759,000 related to longer-term severance agreements.

5.   TRANSACTIONS WITH STOCKHOLDERS

     Subsequent to the conversion from an S Corporation to a C Corporation, the Company paid dividends to the S Corporation stockholders for the previously taxed undistributed S Corporation earnings as of June 30, 1993. As of December 31, 1994, these stockholders were estimated to have overpaid by $130,000. This $130,000 estimated overpayment, plus an additional $80,000, which was also determined to be an overpayment, were repaid to the Company during 1995.

     During 1997, upon finalization of an IRS audit of both the S Corporation and the C Corporation, it was determined that the overpayment referred to above was not as great as previously estimated. Accordingly, $151,000, plus interest, of the associated refund received by the Company was distributed to the S Corporation stockholders as an adjustment to the previously recorded S Corporation dividends.

6.   CONTINGENCIES

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by the Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the federal Court's final approval of the settlement. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs. Because of the uncertainties relating to the final amount of the obligation, if any, the Company may ultimately incur, no accrual for any portion of the Company's portion of the settlement has been made in the accompanying condensed financial statements as of September 27, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


GENERAL

The Company has continued to incur significant losses associated with substantially reduced net sales, the development of a follow on product to the APEX product and the manufacture of its VERTEX and APEX products. The Company made significant investments in its Colorado Springs, Colorado manufacturing and engineering facility and relocated, with the exception of sales and marketing activities, a significant portion of its personnel and functions to that facility. Because sales declined significantly and were not expected to increase significantly in the future, during the third quarter ended September 27, 1997, the Company's management concluded that the Colorado Springs facility was in excess of the Company's needs. In addition, the Company's weakened financial condition required it to consolidate facilities and to reduce all costs to those minimum levels consistent with the reduced sales outlook. As a result of these factors, the Company undertook a restructuring which included significant workforce reductions in both its Irvine, California and Colorado Springs facilities. As of November 20, 1997, the Company employed 27 full-time persons. The Company has outsourced certain operations such as assembly, fulfillment, technical support, repair services, and financial management and accounting. Marketing responsibilities were outsourced to a firm owned by co-founder Scott A. Blum.
 In October 1997, the Colorado Springs facility was closed. The current Irvine facility will be vacated in December 1997 for a smaller facility appropriate to the Company's revised business plan. These restructuring actions resulted in significant one-time charges which are included in the results of operations for the quarter ended September 27, 1997.

Subsequent to September 27, 1997, the Company terminated its remaining consultants and employees associated with its European sales office. The Company intends to reach an arrangement with a European distributor to become the master distributor for the Company's products throughout Europe.

Subsequent to September 27, 1997, the Company discontinued its development efforts for the follow-on product to the APEX drive, the APEX II. All personnel associated with that development project have left the Company's employ. It is the Company's intention to reconstitute a development team for the APEX II with the assistance of outside investors or partners and to bring that product to completion. There can be no assurance, however, that the Company will be successful in attracting outside investors or partners or that the Company will have sufficient resources to restart the development efforts on its own behalf. The inability to have a follow-on product for the APEX could have a materially negative effect on the Company's ability to sell its current inventory of the APEX product and could require significant write-downs of its inventories, further impairing the Company's ability to obtain financing. See "Liquidity and Capital Resources" below for more information concerning the Company's capital needs.

During the quarter ended September 27, 1997, the Company significantly changed its senior management. William F. Blum, co-founder, was named Chairman and Chief Executive Officer in August 1997. Roger Hay, Executive Vice President and Chief Financial Officer and a director resigned from both positions in August 1997 and William F. Blum added the position of Chief Financial Officer to his responsibilities. Kenneth C. Campbell resigned in September 1997 as President and a director and William F. Blum was appointed the Company's President.

During October 1997, Bruce P. Bastl and James B. Roszak joined the Company's board of directors to fill existing vacancies on the board.

Subsequent to September 27, 1997, the investigation conducted by the Securities and Exchange Commission relating principally to the restatement of the Company's previously reported financial results for 1993 and 1994 and for certain interim periods for 1995 involving the Company and certain former members of its senior management was concluded. The Commission instituted a cease and desist order against the Company and two former officers and a permanent injunction barring future violations of certain accounting provisions against a third former officer, who was also fined $25,000.

NET SALES

Net sales were $3,307,000 and $14,259,000 for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively, representing a year to year decrease of approximately 77%. Net sales were $28,690,000 and $44,026,000 for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively, representing a decrease of 35%. These significant decreases are primarily attributable to decreased unit sales and average sales prices of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The third quarter of 1997 was adversely affected by a seasonal downturn experienced by the disk drive industry in general, uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.
In addition, the Company reduced the selling prices of its APEX and VERTEX drives by an average of 33% in an attempt to reach a wider market and increase sales of these drives. These price reductions were reversed in October. In addition, the Company experienced unusually high product returns.

GROSS PROFIT (LOSS)

Gross profit decreased from $2,613,000 for the thirteen weeks ended September 28, 1996, to a gross loss of $9,286,000 for the thirteen weeks ended September 27, 1997. Gross profit decreased from $7,894,000 for the thirty-nine weeks ended September 28, 1996, to a gross loss of $5,949,000 for the thirty-nine weeks ended September 27, 1997. The gross loss for the quarter ended September 27, 1997 was primarily attributable to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory reserves. An aggregate of $4,387,000 in additions to inventory reserves were made to recognize diminished values of component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the third quarter of 1997. The substantial quarter to quarter reduction in net sales was a major contributor
to the revised estimates of future inventory values.   As noted above, the
Company has observed increased competition in the recordable CD market for its current products and this competition placed additional pressures on selling prices and gross margins during the first three quarters of 1997, and is expected to continue placing pressure on gross margins in future periods for existing recordable CD products.

In addition, the significantly high costs associated with the Company's Colorado Springs manufacturing facility and the excess manufacturing capacity increased the costs of the Company's APEX and VERTEX products significantly.

During the quarter ended September 27, 1997, the Company maintained manufacturing facilities in both California and Colorado, both of which were underutilized. The overhead costs associated with those facilities contributed to the Company's gross loss in the thirteen-week period ended September 27, 1997. In October 1997, the Company outsourced all manufacturing operations to an unrelated company in California. The Colorado operation was closed and virtually all personnel associated with the facility have left the Company. Also, in October 1997, the Company reached agreement with the lessor of its California operation to permit the Company to vacate its current California facility by December 31, 1997. The Company has obtained a substantially smaller facility (approximately 11,000 square feet) which is sufficient for its current needs in Irvine, California into which it will relocate during the month of December 1997. (See Note 4 of Notes to Condensed Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $3,550,000 and $4,451,000 in the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively, and represented 107.4% and 31.2% of net sales. Selling, general and administrative expenses were $12,454,000 and $14,132,000 in the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively, and represented 43.4% and 32.1% of net sales. The decreases in expenditures for the thirteen weeks ended September 27, 1997 compared to the comparable period for the prior year resulted primarily from decreased advertising and promotional expenditures and decreased sales and administrative staffs. The increase for the thirty-nine week period ended September 27, 1997 compared to the comparable period for the prior year resulted primarily from increased advertising and promotional expenditures and increases to sales and administrative staffs during the first two quarters of 1997 as compared to the prior year comparable period.

RESEARCH AND DEVELOPMENT

Research and development expenses were $736,000 and $1,494,000 for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively, or 22.2% and 10.5% of net sales. Research and development expenses were $2,983,000 and $4,522,000 for the thirty-nine weeks ended September 27, 1997 and September 28 1996, respectively, or 10.4% and 10.3% of net sales. These decreases resulted from decreased staffing at the Company's research and development facility, along with decreased expenses for APEX and VERTEX prototypes and for ASIC development fees paid to third parties. During the months of October and November 1997, the Company closed its research and development capabilities in Colorado and all personnel associated with the research and development activities of the Company have left the Company. Because of the Company's financial condition it was unable to continue to fund its development efforts for the APEX II product. It is the Company's current objective to reconstitute its development activities with the assistance of other companies and/or investors who would assume primary ownership of the APEX II technology, but there can be no assurance that such participants can be identified and committed or that the APEX II program can be restarted. The Company believes, however, that alternative products developed and manufactured by others can be located that will permit the Company to continue to serve its customer base. There can be no assurance, however, that such products can be identified and this alternative program implemented. The APEX products account for the majority of the Company's current sales.

NONRECURRING CHARGES

Nonrecurring charges were $930,000 and $4,333,000 in the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively. Nonrecurring charges were $930,000 and $4,584,000 in the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively. Nonrecurring charges for the current period include $506,000 representing the net book value of certain fixed assets the ownership of which was transferred to the Company's Colorado Springs facility lessor in exchange for lease termination concessions. Nonrecurring charges for the thirteen weeks ended September 28, 1996 included $2,731,000 for costs associated with the Company's planned restructuring and $1,602,000 primarily for changes to major component contracts with two key suppliers. (See Note 4 to Condensed Financial Statements).

NON-CASH INTEREST EXPENSE RELATED TO CONVERTIBLE DEBENTURES

Non-cash interest expense, which was $1,286,000 for the thirteen weeks ended September 28, 1996, resulted from issuing debentures which were convertible at a discount from the market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the period which the debentures were first convertible and had no effect on stockholders' equity. The remaining deferred interest related to convertible debentures and totaled $380,000 at September 28, 1996 and was fully amortized during the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $572,000 at September 27, 1997 were $4,883,000 lower than the $5,455,000 balance at December 28, 1996. The decline in cash balances can be directly attributed to the significant losses incurred by the company for the 39 weeks ended September 27, 1997. Cash was also used for payment of certain expenses and capital costs related to the relocation to
Colorado Springs in the first quarter 1997.   Partially offsetting the cash
lost through operating losses and payments was collections of customer accounts receivable, income taxes receivable and decreased inventories. Cash was also received from increased borrowings on the Company's line of credit. In the second quarter the Company wrote-off $1,200,000 of excess inventory and end-of-life products. During the third quarter of 1997, similar write-offs, including write-offs of service inventories aggregated $1,600,000. In addition, $2,610,000 was added to reserves for excess and obsolete inventories.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1998. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the

Company frequently has exceeded the maximum available under the line of credit. Borrowings under the line of credit totaled $3,276,000 at December 28, 1996, $4,527,000 at September 27, 1997, and $6,162,000 at November 20,
1997. At November 20, 1997, the Company had borrowed in excess of its available credit under the line.

As a result of the Company's difficulty in paying its trade debt on a timely basis, the Company sought the cooperation of its creditors in a restructuring of its trade debt. As previously disclosed, in July 1997, the Company held a meeting with its trade creditors. A committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There have been three subsequent extensions of the moratorium and the current extension expires December 15, 1997. No assurance can be given that the moratorium will be extended. In the event the Company is unable to obtain additional extensions of the moratorium it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

During the second quarter of 1997 the Company retained a turnaround and management consulting firm and a law firm to assist the Company in dealing with various creditors and related matters. The Company also engaged an investment banking firm to assist the Company in evaluating its alternatives, including the possibility of locating a financial or industry partner or other transaction. The Company has continued to retain the services of the law firm but the turnaround and management consulting firm is no longer retained by the Company. The investment banking firm was not successful in its efforts to locate a financial or industry partner nor was it successful in identifying other transactions that could materially benefit the Company. Concurrent with the change in management that occurred on August 21, 1997, the Company retained a new financial management and consulting firm to assist it in restructuring the Company and identifying sources of financing and in providing supplemental support to the Company's financial management and accounting functions. There can be no assurance that sources of financing can be identified or that any financing transaction can be consummated under terms which will allow the Company to continue to operate as a going concern.

There is no forbearance agreement in place with the Company's secured lender and none is expected to be executed, although the Company's secured lender has continued to provide borrowings to the Company. The Company has been advised by its secured lender, however, that the secured lender expects the Company to find a replacement lender in the very near future. The Company has been actively soliciting the involvement of alternative lenders. There can be no assurance, however, that the Company will be successful in finding a replacement lender. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment.

In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

GENERAL AND RISK FACTORS

CHANGES IN MANAGEMENT

The Company has experienced significant turnover in its senior management in the last year. Although the Company's founder, William F. Blum, has returned to active management of the Company and has directed a complete restructuring of the Company, there can be no assurance that the cumulative effects of management turnover will not have a negative effect on the Company's operations and financial results.

SALES AND MARKETING

During the second quarter of 1997, the Company reduced the prices of APEX by 33% in an effort to broaden its market base and increase sales in the third quarter 1997. The Company subsequently made the determination that the previous price reduction was unwarranted and prices were increased
accordingly.   The Company is also moving aggressively to focus on the
optical library market. The critical tasks facing the Company in future quarters are managing liquidity and building demand for APEX technology (and applications of that technology such as optical libraries). Although management believes that the demand for optical libraries indicates market acceptance of the APEX 4.6 GB capacity point, if demand for APEX-based optical library solutions cannot be developed to satisfactory levels and sustained at those levels, the Company will have further significant liquidity constraints.

Marketing efforts are being directed at optical libraries and mid-range ($10,000-$100,000 systems) computer systems, medical imaging, near on-line storage, video on demand and document imaging markets. The Company also sells its products through the major distribution and catalog channels. The Company is seeking to have its products certified as compatible by additional leading software vendors in the belief that such certification may generate additional sales of APEX.

The Company's marketing and advertising expenditures were reduced in the third quarter as compared to the average for the previous two quarters.

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

The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. The Company faces competition from much larger magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have engineering and manufacturing experience greater than the Company, and may be able to bring comparable or superior products to market which could negatively impact the results of the Company. The Company faces increasing competition in the "3R" or removable, rewritable and random access storage market from companies such as Syquest and Iomega.

There can be no assurance that there will be continued acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins.

The market price for shares of f the Company's common stock has been volatile. The Company's common stock has experienced substantial market price degradation, which may be attributable to the Company's losses and distressed financial condition. Factors such as announcements of technological innovations or new products by the Company or its competitors, variations in the Company's quarterly operating results, continued high levels of short selling of the Company's common stock and general economic and stock market conditions may have material adverse effects on the market price of the Company's common stock. In addition, as of September 27, 1997 the Company did not meet the minimum tangible net worth requirement for continued listing on NASDAQ by a substantial margin. Further, NASDAQ has advised the Company that due to its late filing of this Form 10-Q it will be delisted on December 1, 1997. Should the Company be unable to obtain approval from NASDAQ for the late filing of this Form 10-Q or if the Company is unable to find sufficient financing to enable it to meet the NASDAQ minimum tangible net worth requirement within whatever time periods permitted by NASDAQ, the Company's common stock will no longer trade on NASDAQ. Such inability to trade on NASDAQ could add further volatility to the market price of the Company's common stock and could limit the liquidity of a shareholder's investment.

There is no forbearance agreement in place with the Company's secured lender and none is expected to be executed, although the Company's secured lender has continued to provide borrowings to the Company. The Company has been advised by its secured lender, however, that the secured lender expects the Company to find a replacement lender in the very near future. The Company has been actively soliciting the involvement of alternative lenders. There can be no assurance, however, that the Company will be successful in finding a replacement lender. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment.

In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

As a result of the Company's difficulty in paying its trade debt on a timely basis, the Company sought the cooperation of its creditors in a restructuring of its trade debt. As previously disclosed, in July 1997, the Company held a meeting with its trade creditors. A committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There have been three subsequent extensions of the moratorium and the current extension expires December 15, 1997. No assurance can be given that the moratorium will be extended. In the event the Company is unable to obtain additional extensions of the moratorium it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

                                     PART II
                                OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDING

On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the federal Court's final approval of the settlement. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs.

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There is no forbearance agreement in place with the Company's secured lender and none is expected to be executed, although the Company's secured lender has continued to provide borrowings to the Company. The Company has been advised by its secured lender, however, that the secured lender expects the Company to find a replacement lender in the very near future. The Company has been actively soliciting the involvement of alternative lenders. There can be no assurance, however, that the Company will be successful in finding a replacement lender. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment.

In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

As a result of the Company's difficulty in paying its trade debt on a timely basis, the Company sought the cooperation of its creditors in a restructuring of its trade debt. As previously disclosed, in July 1997, the Company held a meeting with its trade creditors. A committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There have been three subsequent extensions of the moratorium and the current extension expires December 15, 1997. No assurance can be given that the moratorium will be extended. In the event the Company is unable to obtain additional extensions of the moratorium it may be unable to continue to operate as a going concern and may be required to seek protection under the Federal Bankruptcy laws.

                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

Exhibit Number           Description
--------------           -----------
     27            Financial Data Schedule

          (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

                              PINNACLE MICRO, INC.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 26, 1997                By:  \s\ William F. Blum
                                            -------------------------------
                                             William F. Blum
                                             Chairman, President, Chief
                                                  Executive Officer and
                                                  Chief Financial Officer
                                             (Duly Authorized Officer)