Form 10-K
period 1997-12-27
PINNACLE MICRO INC
filed 1999-05-17
CIK 904344

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1997

                                       OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________
                        Commission file number: 0-21892

                              Pinnacle Micro, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      33-0238563
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        140 Technology Drive, Suite 500
                               Irvine, CA  92618
              (Address of principal executive offices)  (Zip code)

                                  949-789-3000
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 18, 1998, 14,500,089 shares of the Registrant's Common Stock were outstanding. As of June 18, 1998, the aggregate market value of the Registrant's Common Stock, held by non-affiliates of the Registrant was approximately $3,045,000 based on the closing sales price of $ 0.21 per share of the Common Stock as of such date, as reported by the Pink Sheets published by the National Quotation Service.

                               Page 1 of 52 pages

                                     PART I
                                     ------

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected as a result of many factors, including but not limited to the risk factors stated here and through this Report.

Item 1.    Business
           --------

General

          Pinnacle Micro, Inc., (the "Company") is a designer, supplier and reseller of removable optical storage systems. The Company's products read from and write data to optical media. In 1996, the Company changed its core business from reselling products manufactured by others to research, development and manufacturing. During 1997, the Company closed its research and development capabilities and all personnel associated with just the research and development activities left the Company. The Company's manufactured products range from the Vertex 2.6 GB ("GB") drive to its 4.5 terabyte multiple disk optical library systems ("optical library"). The Company resells under its own brand name compact disc ("CD") recording systems manufactured by others.

          The Company was incorporated in California in May 1987 and reincorporated in Delaware in May 1993. The Company's headquarters and operations are located at 140 Technology Drive, Suite 500, Irvine, California 92618, and its telephone number is (714) 789-3000.

Significant Risk Factors

          Readers of this Report should carefully consider, in addition to the other information contained in this Report, the following:

Losses, Liquidity and Capital Resources

          As a result of continuing significant losses, the Company has experienced difficulty in paying its trade debt on a timely basis. The Company sought the cooperation of its creditors in a restructuring of its trade debt in July 1997. A committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee has agreed to several moratoriums on the payment of the Company's outstanding unsecured debt. The Company is currently operating under an informal moratorium with no defined termination date. No assurance can be given that the creditors' committee will continue the moratorium. In the event the Company is unable to obtain additional extensions of the moratorium it will be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

          Concurrent with the change in management that occurred in August 1997, the Company retained a new financial management and consulting firm to assist it in restructuring the Company and identifying sources of financing and in providing supplemental support to the Company's financial management and accounting functions. There can be no assurance that sources of financing can be identified or that any financing transaction can be consummated under terms which will allow the Company to continue to operate as a going concern.

          There is no forbearance agreement in place with the Company's secured lender and none is currently expected to be executed, although the Company's secured lender has continued to provide borrowings to the Company. The Company has been actively soliciting the involvement of alternative lenders. There can be no assurance, however, that the Company will be successful in finding a replacement lender or that its current lender will continue to provide funding for the Company's operating needs. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. While the lender has cooperated thus far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment, will be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Changes in Management.

     The Company experienced significant turnover in its senior management in 1997. Although the Company's founder, William F. Blum, returned to active management of the Company in August 1997, there can be no assurance that the cumulative effects of management turnover will not have a negative effect on the Company's operations and financial results or that the restructuring efforts will be successful.

Technological Competition

     The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. Given the Company's limited working capital resources, which are currently preventing the Company from developing its own new products, new product availability from OEMs is of fundamental importance to the Company's prospects. The announcement, introduction or market expectation of new products based on new or enhanced technologies, the emergence of new industry standards, widely accepted operating systems or significant price reductions on competitors' products may adversely affect the sales and prices of the Company's products and the Company's results of operations.

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

Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising and promotion. In addition, the Company's product purchases, component purchases, production and spending levels are made based upon forecasted demand for the Company's products. Any significant shortfall in forecasted demand could have an immediate adverse impact on the Company's quarterly results of operations and financial condition. Past results are not necessarily indicative of future performance for any particular period, especially given the fundamental changes in the Company's business in 1997, and there can be no assurance that the Company will experience revenue growth and profitability in future periods.

International Trade, Foreign Exchange Dependent Purchases; Currency Fluctuations

     The risks of international trade include foreign government regulation, the difficulties of finding and retaining competent management, miscommunication, local preferences and changes in taxes and duties. The Company's optical mechanical storage subassembly ("OMA") suppliers, media suppliers and a number of the Company's other component suppliers are located in Japan, which subjects the Company to risks of changes in government policies and regulatory requirements, transportation delays and the imposition of tariffs and export controls. In the past the Company experienced losses arising from changes in the Japanese Yen vs. U.S. dollar exchange rates. Although the Company's purchases and sales are now dollar denominated, there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

Products

Magneto Optical Products

     The Company's Magneto Optical ("MO") drive products combine proprietary firmware, electronics design, application specific integrated circuits ("ASICs") with optical OMA's manufactured by a third party. The Company's core technology
and lead product is the Apex 4.6 GB 5.25" MO Drive.    The Vertex 2.6 GB product
is based upon the Apex technology. The Company's optical storage systems are compatible with most personal computer and workstation operating systems, including Windows NT, Windows 95, Macintosh OS, DOS, Windows and UNIX. External systems attach to a computer system and include a power supply, OMA, drive electronics, firmware, software, a SCSI cable and, where necessary, a SCSI interface card. Internal systems do not include a power supply. The Company provides a one year warranty against defects in material and workmanship for all of its products. The Company's 3.5" 640 MB Tahoe product was discontinued in 1997.

     The Apex and Vertex optical storage systems conform to certain industry standards, which allow for disk interchangeability among 2.6 GB MO systems and compatibility with future generations of 3.5" and 5.25" systems, respectively. The Company's Apex 4.6 GB product also reads 2.0 GB media, but not lower capacity media.

Network Optical Library Systems

     The Company also manufactures and sells a line of optical libraries based on its Apex technology with storage capacities ranging from 75 GB to 4.5 terabytes. The library mechanisms are obtained from third party suppliers and are integrated by the Company into its library systems. These library systems are most often used in client/server or other networked environments and are free standing, fully enclosed units with robotic arms that move 5.25" optical disks to and from one or more internally mounted drives. A significant number of Apex libraries were sold in 1997.

CD Recorder Systems

     The Company distributes compact disc-recorder ("CD-R") systems under its own brand name and has done so since 1993. The Company's CD-R systems are comprised of drive assemblies manufactured by third-party suppliers, which the Company differentiates from products of its competitors through added software and packaging. The Recordable Compact Disc ("RCD") 4x12 replaced the RCD 4x4 in 1997. The current product, introduced in the fourth quarter of 1997, is the RCD 4x12. CD-R products are combined with Adaptec's "EZCD Pro" software for PC environments and Adaptec's "Toast" software for the Macintosh environment. CD-R systems are used to create custom CDs for low volume data reproduction and distribution. CDs created in a standardized "ISO 9660" format can be utilized in most CD-ROM drives and players. The CD-R can be used with Macintosh, IBM, and Unix compatible personal computers.

"Ready to Store" RTS Program

     The Company's independent software vendors ("ISV") program is intended to assure compatibility between the Company's products and important software products, in order to increase market acceptance of Apex technology. The Company improved software compatibility and certification in 1997, as optical library purchases often depend first on software selection. Participants included Avail Systems, Dantz, FileNet Corporation, Keyfile, KOM, Micro Design International, Inc., Optical Technology Group, Inc., Optika Imaging Systems, Inc., Optisys, Inc., Pegasus Disk Technologies, Inc., Seagate Software, Inc., Software Architects, Tracer Technologies, Inc., and Watermark Software, Inc.

Optical Storage Media

     In 1997, the Company distributed and sold rewritable 3.5" and 5.25" optical storage media with an unformatted capacity of 230, 540 and 640 MB (3.5") and 1.2, 1.3 GB, 2.3, 2.6 GB, 4.2 and 4.6 GB (5.25"), for use with the Company's and other manufacturers' MO systems. In 1997, the Company discontinued sales of 230 and 640 MB 3.5" media and sales of 650 MB, 1.3 GB 5.25" media. The Company sells proprietary media for the Apex products as well as industry standard 2.6 GB media for the Vertex and Apex. The Company also markets and sells recordable CD media for use with its CD-R products.

     The Company's 5.25" optical storage system conforms to standards that have been adopted by the International Standards Organization (ISO), the American National Standards Institute (ANSI) and the European Computer Manufacturers Association (ECMA). These standards allow for disk interchangeability among systems and compatibility with future generation systems based on the same media dimensions. Company's Apex 4.6 GB drive system and media do not conform to such standards. The Vertex media is ANSI/ISO compliant, but it is not ECMA compliant. The Company purchases all media from third party suppliers and resells the media under Company trademarks.

Sales, Marketing and Distribution

     Market and industry trends are toward ever-increasing memory and storage capacity. The Apex technology is a removable, rewritable and reliable solution, for near on-line and archival storage. Markets for Apex technology include archiving, desk top publishing, multi-media, graphic design, medical imaging, network storage, near on-line storage and other data-intensive uses.

     The Company sells its products through distributors, catalogs, value-added resellers ("VARs") and systems integrators. The Company also sells to end users directly through its internal sales force. The Company's distributor channel consists both of one national and one value added distributor. In addition, The Company sells through many catalogs and through regional distributors. One distributor, Ingram Micro, Inc., accounted for approximately 23%, 18%, and 15% of net sales in 1997, 1996, and 1995, respectively. No other customer accounted for more than 10% of the Company's net sales during these periods. During the latter part of 1997, the Company discontinued selling to two national distributors, including Ingram Micro, Inc., and currently sells its products through only one national distributor.

     In conformance with industry practice, the Company generally provides distributors with stock balancing and price protection rights. This permits distributors to return slow moving products to the Company for credit and provides price adjustments for inventories of the Company's products held by distributors if the Company subsequently lowers the prices of those products.

     The Company's international sales are made through a network of distributors and resellers, which market and distribute the Company's products worldwide. International and export sales accounted for approximately 13%, 30%, and 35% of net sales in 1997, 1996 and 1995, respectively. (See Note 12 of Notes to Financial Statements). Until October 1997, the Company had an international sales office located in the Netherlands. This office was closed in the fourth quarter of 1997 as a cost savings measure. In February 1998 the Company signed an exclusive master distribution agreement with Dennis Bergstrom, AB ("Bergstrom"), a Scandinavian-based distributor, that gives Bergstrom exclusive distribution rights for the Company's products throughout Europe. Other international sales are made through distributors and resellers in other, non-European countries. All sales made by the Company are denominated in U. S. Dollars. The risks of international sales include, among other things, finding and retaining good customers, local or regional competition, currency fluctuations that can affect demand for the Company's products, export and import controls and government regulation and tariffs.

     Customer service (order fulfillment) and technical support of the Company's products are an integral part of the Company's business. During the third and fourth quarters of 1997, the Company contracted with outside service providers to provide professional order fulfillment and technical support.

Research and Development

     Prior to October 1997, the Company operated a research and development facility in Colorado Springs, Colorado, which developed proprietary optical technology, including systems, mechanical, firmware, electronics design and ASICs. During October and November 1997, the Company closed the Colorado Springs facility because the Company no longer had the financial resources to invest in research and development. All personnel associated with just the research and development activities have left the Company The Company intends to continue to source and sell products manufactured by other companies, as it has always done. The Apex/Vertex products and related media currently being sold by the Company accounted for approximately 71% of the total sales for 1997.

     In 1997, 1996 and 1995 the Company's research and development expenditures were approximately $2,984,000, $6,006,000 and $4,978,000, respectively. These expenses related primarily to the operations of the Company's engineering team located in Colorado Springs, Colorado until the latter part of 1997 when that operation was closed.

     Through the third quarter of 1997, the Company had manufacturing facilities in Irvine, California and Colorado Springs, Colorado, although the Irvine facility had not been used for manufacturing since the fourth quarter of 1996. All manufacturing and research and development activities were performed in Colorado Springs after the new facility was completed in the first quarter of 1997. The Company's manufacturing operations consisted of final assembly and testing, quality assurance, packaging and shipping. In October 1997, the Company outsourced all manufacturing to an unrelated company in California and the Colorado Springs operation was closed in the same month.

Suppliers

     OMAs, Apex media and certain of the ASICs and other components used in the Company's products are obtained from single sources. The Company also purchases from third party suppliers circuit boards, integrated circuits and other components used in its products. Since October 1997, the Company has outsourced its manufacturing and fulfillment operations to unrelated companies. The Company's dependence on third-party suppliers and service providers involves several risks, including limited bargaining power over pricing, availability, quality and delivery schedules for components.

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

Inventory

          During 1997 the Company's inventories decreased significantly. The decrease was a result of the Company's reduced sales and the establishment of reserves for excess and obsolescence of component and sub-assembly inventories to amounts consistent with the Company's current sales levels and expectations for future sales. In addition, the Company sold at a significant loss portions of its spare parts inventories to its provider of outsourced product repair capabilities. Other spare parts inventories were reserved to zero value to reflect the relatively short product life cycles of the Company's products which reduces opportunities for revenue generating, out of warranty repair service revenues.

Backlog

          As is the case with other companies in the electronics industry, the Company does not believe that backlog amounts are meaningful indicators of future revenues unless such backlog amounts are caused by new product introductions. During 1997 the Company did not introduce any major new products.

Competition

          The market for data storage products is competitive and changing, characterized by price erosion and short product life cycles. The Company's products compete directly with other optical storage products and removable storage products. Competition also comes from storage products based on alternative technologies such as hard disk drives and tape drives. The Company's optical storage systems compete directly with those manufactured by Sony Corporation, Hitachi, Ltd., Hewlett-Packard Company, Fujitsu Ltd., Panasonic, Iomega, Syquest, Nikon, Ricoh, Ltd., Phillips, N.V. and others. All of these companies have larger technical staffs, greater brand name recognition and market presence, larger marketing and sales organizations and greater financial resources than those of the Company. Certain of the Company's suppliers of mechanical optical storage subassemblies also develop and market optical storage systems that compete with those of the Company. Potential direct competitors include certain computer storage peripheral manufacturers and business storage systems manufacturers or developers, who may introduce optical storage products or incorporate a competitive product in their own products.
The major competitive factors in the data storage market include product performance, capacity, price, size and appearance, reliability, as well as the timing of new product introductions. There can be no assurance that products based on competing technologies will not have an adverse effect on the market for optical data storage products.

          While the Company believes that its optical storage products should compete favorably for applications that require removable, reliable, random access storage, certain other products such as hard disk drives, tape drives or other alternative storage technologies, separately or together in various combinations, may compete more favorably for other applications. Hard disk drives and tape drives may be less costly alternatives where removable storage and data security are not required. The optical storage market is still developing. Hard disk drives compete in cost per megabyte. In the optical media market, the Company competes as a reseller with a number of other companies, primarily on the basis of price/performance and purchasing convenience. Optical media manufacturing is limited to a few companies whose future decisions may affect the Company's media business. The Company's single source supplier of optical media for the Apex product also competes against the Company by selling comparable products. There can be no assurance that the Company will be able to compete successfully with manufacturers and other resellers of optical storage products and media or that competition will not have a material adverse effect on the Company's results of operations.

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

Employees

          As of June 18, 1998, the Company employed 25 full-time employees. There was a significant turnover in employees in 1997 as a result of the massive restructurings undertaken by the Company in that year. The Company's relocation of its manufacturing and financial operations to Colorado Springs, Colorado and subsequent return to Irvine, California during 1997 and the implementation of outsourcing of accounting and financial management, manufacturing, technical support, in and out of warranty product repair services and fulfillment, all resulted in significant reductions in headcount. In addition, the closing of the Colorado Springs research and development facility resulted in the elimination of all research and development positions. The Company's current employees are engaged in sales and administrative activities and management of the Company's outsourced activities. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. There can be no assurances that further turnover of key employees will not occur. The loss of the remaining key employees could have a material adverse impact on the Company.

Item 2. Properties
        ----------

     The Company leases and occupies an 11,180 square foot facility in Irvine, California. The lease for this facility expires November 30, 1999 .

Item 3. Legal Proceedings
        -----------------

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the Federal Court's final approval of the settlement. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs. The Company's portion of the settlement, which totaled $232,000, has been included in the results of operations for the fourth quarter ended December 27, 1997.

     The Company and certain members and former members of its senior management were the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously reported financial results for 1993 and 1994. During the fourth quarter of 1997, the investigation conducted by the SEC relating principally to the restatement of the Company's previously reported financial results for 1993 and 1994 and for certain interim periods for 1995 involving the Company and certain former members of its senior management was concluded. The Commission instituted a cease and desist order against the Company and two former officers and a permanent injunction barring future violations of certain accounting provisions against a third former officer, who was also fined $25,000.

     The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries related principally to the accounting matters discussed in Note 13 of Notes to Financial Statements (1995 adjustments). The inquiries by the SEC were concluded as part of the resolution of the SEC's investigation as described in the previous paragraph.

     Numerous judgments have been obtained by certain creditors demanding payment of past due obligations. In the opinion of counsel for the Company, attempts to collect against these judgments would not be successful because of prior lien recorded by the Company's secured lender and by the Credit Managers Association of California on behalf of all of the Company's unsecured creditors.

     The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these other legal matters will have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

     The Company's common stock is traded on the Pink Sheets published by the National Quotation Service under the symbol PNCL. From July 1, 1993 until February 4, 1998, the Company's common stock was traded on the NASDAQ National Market System. On February 4, 1998, the company's common stock was delisted from the NASDAQ National Market System because of non-compliance with NASDAQ's listing criteria. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.


                          High       Low

1996:      1st Quarter   $16.500    $7.250
           2nd Quarter    12.000     6.625
           3rd Quarter     9.000     4.875
           4th Quarter     8.750     2.000
1997:      1st Quarter     7.813     2.375
           2nd Quarter     2.750      .969
           3rd Quarter     1.531      .594
           4th Quarter      .938      .125

     There were 1,012 security holders of record as of June 4, 1998. Other than S Corporation distributions to the Company's stockholders in connection with the termination of the Company's S Corporation status on July 1, 1993, the Company has not paid cash dividends and intends to retain earnings, if any, for use in the business for the foreseeable future. Under the terms of the Company's revolving line of credit agreement (see Note 5 of the Notes to Financial Statements), the Company is contractually restricted from paying cash dividends.

Item 6. Selected Financial Data
        -----------------------

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 27, 1997, FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO AND SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 27, 1997 HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K. THIS REPORT ON FORM 10-K IS BEING FILED CONCURRENTLY WITH THE COMPANY'S REPORTS ON FORM 10-Q FOR EACH OF THE QUARTERS ENDED MARCH 31, 1998, JUNE 30, 1998 AND SEPTEMBER 30, 1998. THIS REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE ABOVE-NOTED FILINGS, AS WELL AS ALL REPORTS ON FORM 8-K FILED BY THE COMPANY SUBSEQUENT TO DECEMBER 27, 1997, FOR INFORMATION CONCERNING CHANGES IN THE COMPANY'S BUSINESS, PRODUCTS, MANAGEMENT, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER EVENTS WHICH HAVE OCCURRED SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT.

     The following selected financial data should be read in conjunction with the Financial Statements and the accompanying notes and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The statement of operations data and the balance sheet for the years ended December 27, 1997 is derived from unaudited results as more fully described above. The statement of operations data for the years ended December 28, 1996 and December 30, 1995, and the balance sheet data at December 28, 1996, is derived from, and should be read in conjunction with, the audited financial statements included elsewhere herein. The statement of operations data set forth below with respect to 1994 and 1993 and the balance sheet data at December 30, 1995, December 31, 1994 and December 31, 1993, is derived from unaudited financial statements not included in this Form 10-K.

Fiscal Year Ended                                       Dec. 27,     Dec. 28,    Dec. 30,   Dec. 31,   Dec. 31,
In thousands except per share data                        1997         1996        1995       1994       1993
                                                          ----         ----        ----       ----       ----
                                                       (UNAUDITED)
Statement of Operations Data:
  Net sales.........................................      $ 31,124    $ 59,921    $81,844    $65,382    $38,887
  Gross profit (loss)...............................        (8,736)     11,829     21,952     19,784     11,990
  Income (loss) from operations.....................       (28,579)    (18,463)    (3,274)     4,231      1,267
  Net income (loss).................................       (30,229)    (20,833)    (2,459)     2,736      1,629
  Net income (loss) per share (1)...................         (2.32)      (2.52)     (0.31)      0.35          -

Pro Forma Statement of Operations Data (2):
  Pro forma net income..............................      $     -     $      -    $     -    $     -    $   858
  Supplementary pro forma net income per share (1)..            -            -          -          -       0.12


                                                        Dec. 27,     Dec. 28,    Dec. 30,   Dec. 31,   Dec. 31,
In thousands                                              1997         1996        1995       1994       1993
                                                          ----         ----        ----       ----       ----
                                                       (UNAUDITED)
Balance Sheet Data:
  Working capital (deficiency)......................      $(15,928)   $ 12,710    $15,527    $17,105    $14,787
  Total assets......................................        12,544      40,238     32,005     28,855     22,129
  Notes payable and long-term debt..................         6,166       9,698          -      1,439         55
  Stockholders' equity (deficit)....................       (15,470)      8,503     16,741     18,911     15,814

(1) The net income (loss) per share and the supplementary pro forma net income per share have been retroactively restated to reflect the 1995 stock dividend. (See Note 7 of Notes to Financial Statements).

(2) Effective May 1, 1989, the Company elected to be taxed as an S Corporation. Accordingly, the provisions for income taxes for the periods from May 1989 to June 30, 1993 were computed by applying the California franchise tax rate for S Corporations of 2.5% to pretax earnings. The pro forma data are unaudited and reflect provisions for federal and state income taxes (assuming an effective tax rate of 36.3% for the year ended December 31, 1993) as if the Company had not elected to be treated as an S Corporation during that period. In accordance with a regulation of the SEC, the pro forma net income per share for the year ended December 31, 1993 reflects the effect of an assumed issuance of 301,352 average shares at the initial public offering price of $7.00 per share, which would have generated sufficient cash to pay an S Corporation distribution in an amount equal to retained earnings at June 30, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

This Section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected in the forward-looking statements as a result of many factors, including but not limited to the risk factors stated here and throughout this Report.

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 27, 1997 FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO AND SELECTED FINANCIAL DATA, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K. THIS REPORT ON FORM 10-K IS BEING FILED CONCURRENTLY WITH THE COMPANY'S REPORTS ON FORM 10-Q FOR EACH OF THE QUARTERS ENDED MARCH 31, 1998, JUNE 30, 1998 AND SEPTEMBER 30, 1998. THIS REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE ABOVE-NOTED FILINGS, AS WELL AS ALL REPORTS ON FORM 8-K FILED BY THE COMPANY SUBSEQUENT TO DECEMBER 27, 1997, FOR INFORMATION CONCERNING CHANGES IN THE COMPANY'S BUSINESS, PRODUCTS, MANAGEMENT, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER EVENTS WHICH HAVE OCCURRED SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT.

General

     In 1997, the Company incurred a net loss of $30,229,000 on total sales of $31,124,000. The year 1997 was one of significant and critically serious problems for the Company, which continue to the date of this Form 10-K. The Company continues to incur significant losses and quarterly sales remain significantly below historical levels and those levels required for profitability. As of December 27, 1997, the Company's liabilities exceeded its assets by $15,470,000. The Company's liquidity position continues to be severely constrained. As of December 27, 1997, the Company's working capital deficiency was $15,928,000. The Company was unsuccessful in its attempt to transition from a reseller of OEM products to an engineering and manufacturing company and it was, accordingly, forced to abandon its research and development and manufacturing capabilities during 1997.

Significant events affecting the Company in 1997 included:

     During 1997 net sales declined significantly from quarter to quarter and were materially below sales levels for the prior year quarters. Quarterly losses were significant and caused the Company to be unable to pay its unsecured creditors and to be out of compliance with the terms of its agreements with its secured lender.

     In June 1997, the Company received an income tax refund of $1,035,000 and in August 1997 it received the balance of the refund of $949,000 from the carry back of losses for 1996 and 1995 to prior years. These funds were used for operations.

     During the second quarter of 1997 the Company retained a turnaround and management consulting firm and a law firm to assist the Company in dealing with various creditors and related matters. The Company also engaged an investment banking firm to assist the Company in evaluating its alternatives, including the possibility of locating a financial or industry partner or other transaction. The Company has continued to retain the services of the law firm but the Company no longer retains the turnaround and management consulting firm. The investment banking firm was not successful in its efforts to locate a financial or industry partner nor was it successful in identifying other transactions that could materially benefit the Company. Concurrent with the change in management that occurred in August 1997, the Company retained a new financial management and consulting firm to assist it in restructuring the Company and identifying sources of financing and in providing supplemental support to the Company's financial management and accounting functions. There can be no assurance that sources of financing can be identified or that any financing transaction can be consummated under terms which will allow the Company to continue to operate as a going concern.

     As a result of the Company's difficulty in paying its trade debt on a timely basis because of its severe liquidity problems, the Company sought the cooperation of its creditors in a restructuring of its trade debt in July, 1997. The Company held a meeting with its trade creditors and a committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There were subsequent extensions of the moratorium and the Company currently is operating under an informal moratorium with no defined termination date. No assurance can be given that the creditors' committee will continue the moratorium. In the event the Company is unable to obtain additional extensions of the moratorium it will seek protection under the Federal bankruptcy laws.

     Until the end of the third quarter ended September 27, 1997, the Company maintained manufacturing facilities in both California and Colorado, both of which were underutilized. The overhead costs associated with those facilities contributed significantly to the Company's losses for 1997. Because sales declined significantly and were not expected to increase significantly in the foreseeable future, during the third quarter ended September 27, 1997, the Company's management concluded that the Colorado Springs facility was in excess of the Company's needs. In addition, the Company's weakened financial condition required it to consolidate facilities and to reduce all costs to those minimum levels consistent with the reduced sales outlook. As a result of these factors, the Company undertook a restructuring which included significant workforce reductions in both its Irvine, California and Colorado Springs facilities. During the fourth quarter ended December 27, 1997, the Company outsourced certain operations such as assembly, fulfillment, technical support, repair services, and financial management and accounting. Marketing responsibilities were outsourced to a firm owned by co-founder Scott A. Blum, the son of William
F. Blum, Chairman, President, Chief Executive Officer and Chief Financial
Officer  of the Company.   The Colorado operation was closed and virtually all
personnel associated with the facility left the Company. Also, in October 1997, the Company reached agreement with the lessor of its California facility to permit the Company to vacate its then California facility by December 31, 1997. The Company obtained a substantially smaller facility (approximately 11,000 square feet) which is sufficient for its current needs in Irvine, California into which it relocated during the month of December 1997. These restructuring actions resulted in significant one-time charges totaling $2,087,000, which were included in the results of operations for 1997. (See Note 8 of Notes to Financial Statements)

     The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. At June 18, 1998, the Company had borrowed in excess of its available credit under the line.

     There is no forbearance agreement in place with the Company's secured lender, although the Company's secured lender has continued to provide borrowings to the Company. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. The Company is also in default under other provisions of the agreement relating to its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment. In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it willthen be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

     During the third quarter ended September 27, 1997, the Company significantly changed its senior management. William F. Blum, co-founder, was named Chairman and Chief Executive Officer in August 1997. Roger Hay, Executive Vice President and Chief Financial Officer and a director resigned from both positions in August 1997 and William F. Blum added the position of Chief Financial Officer to his responsibilities. Kenneth C. Campbell resigned in September 1997 as President and a director and William F. Blum was appointed the Company's President.

     In the fourth quarter ended December 27, 1997, the Company terminated its remaining consultants and employees associated with its European sales office. In early 1998, the Company reached an arrangement with a European distributor to become the master distributor for the Company's products throughout Europe.

     In the fourth quarter ended December 27, 1997, the Company discontinued its development efforts for the follow-on product to the Apex drive, the Apex II. All personnel associated with that development project left the Company's employ. The inability to have a follow-on product for the Apex could have a materially negative effect on the Company's ability to sell its current inventory of the Apex product and could require significant write-downs of its inventories, further impairing the Company's ability to obtain financing. See "Liquidity and Capital Resources" below for more information concerning the Company's capital needs.

     During October 1997, Bruce P. Bastl and James B. Roszak joined the Company's Board of Directors to fill existing vacancies on the Board.

     In the fourth quarter ended December 27, 1997, the investigation conducted by the Securities and Exchange Commission relating principally to the restatement of the Company's previously reported financial results for 1993 and 1994 and for certain interim periods for 1995 involving the Company and certain former members of its senior management was concluded. The Commission instituted a cease and desist order against the Company and two former officers and a permanent injunction barring future violations of certain accounting provisions against a third former officer, who was also fined $25,000.

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by the Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the federal Court's final approval of the settlement. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs. The Company's portion of the settlement which totaled $232,000 has been included in the results of operations for the fourth quarter ended December 27, 1997.

     On December 8, 1996, Scott A. Blum and William F. Blum entered into a standstill and voting agreement pursuant to which they agreed (1) to vote for the Company's Board as constituted on December 8, 1996, or its nominees, provided William F. Blum or his nominee was on the slate recommended by the Board; (2) to preserve Company confidential information and avoid interference with management; and (3) to refrain from seeking to form or joining a group for the purpose of acquiring or selling a controlling interest in the Company. In return the Company agreed to register certain shares held by the Blums for resale if requested to do so. The standstill agreement expired in December 1997.

Results of Operations

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 27, 1997, FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S
CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, AND SELECTED
FINANCIAL DATA. , HEREIN CONTAINED ARE PRESENTED AS UNAUDITED.   THE READER OF
THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K. THIS REPORT ON FORM 10-K IS BEING FILED CONCURRENTLY WITH THE COMPANY'S REPORTS ON FORM 10-Q FOR EACH OF THE QUARTERS ENDED MARCH 31, 1998, JUNE 30, 1998 AND SEPTEMBER 30, 1998. THIS REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE ABOVE-NOTED FILINGS, AS WELL AS ALL REPORTS ON FORM 8-K FILED BY THE COMPANY SUBSEQUENT TO DECEMBER 27, 1997, FOR INFORMATION CONCERNING CHANGES IN THE COMPANY'S BUSINESS, PRODUCTS, MANAGEMENT, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER EVENTS WHICH HAVE OCCURRED SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT.

     The following table sets forth certain statement of operations data as a percentage of net sales for the fiscal years indicated:

                                             1997        1996      1995
                                          -----------   -------   ------
                                          (UNAUDITED)
Net sales:
  Optical storage devices..............        100.0%    100.0%    99.3%
  Components...........................            -         -      0.7
                                              ------    ------    -----
    Total net sales....................        100.0     100.0    100.0
                                              ------    ------    -----
Cost of sales:
  Optical storage devices..............        128.1      80.3     72.6
  Components...........................            -         -      0.6
                                              ------    ------    -----
    Total cost of sales................        128.1      80.3     73.2
                                              ------    ------    -----
  Gross profit (loss)..................        (28.1)     19.7     26.8
                                              ------    ------    -----
Operating expenses:
  Selling, general and administrative..         47.4      32.6     22.1
  Research and development.............          9.6      10.0      6.1
  Nonrecurring charges.................          6.7       7.9      2.6
                                              ------    ------    -----
    Total operating expenses...........         63.7      50.5     30.8
                                              ------    ------    -----
Operating loss.........................        (91.8)    (30.8)    (4.0)
Interest income........................          0.1       0.1      0.2
Interest expense.......................         (2.6)     (0.9)       -
Non-cash interest expense..............         (2.5)     (2.9)       -
                                              ------    ------    -----
Loss before income taxes...............        (96.8)    (34.5)    (3.8)
Income tax expense (benefit)...........          0.2      (0.3)    (0.8)
                                              ------    ------    -----
Net loss...............................       (97.0)%   (34.8)%   (3.0)%
                                              ======    ======    =====


Comparison of 1997 to 1996

     Net Sales. Net sales of optical storage devices decreased 48.1% to $31,124,000 in 1997. The decrease was primarily attributable to the very significant decrease in the unit sales and average sales prices of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The year 1997, and in particular the third and fourth quarters of 1997, were severely and adversely affected by a general uncertainty among customers created by the news of the Company's operational and financial difficulties, and constraints on the Company's ability to purchase product because of its financial condition. In addition, during the third quarter of 1997, the Company reduced the selling prices of its Apex and Vertex drives by an average of 33% in an attempt to reach a wider market and increase sales of these drives. These price reductions were reversed in October 1997.
In addition, during 1997, the

Company experienced unusually high product returns that reduced net sales. These product returns were the result of initial product quality problems with the Company's Apex and Vertex drives, stock rotation returns by the distributor channel and general returns probably increased in volume as a result of customer uncertainty created by the news of the Company's operational and financial difficulties.

     Gross Profit (Loss). The Company incurred a gross loss of $8,736,000 in 1997 compared to a gross profit of $11,829,000 for 1996, which represented 19.7% of net sales for that year. The gross loss for 1997 was primarily attributable to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory excess and obsolescence reserves. An aggregate of $6,893,000 in additions to inventory reserves were made to recognize diminished values of component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the year 1997. The substantial quarter to quarter reductions in third and fourth quarter net sales were a major contributor to the revised estimates of future
inventory values.   As noted above, the Company experienced unusually high
product returns in 1997. A substantial portion of these returns was comprised of used products and, accordingly, was recorded at zero inventory value. Also as noted above, the Company has observed increased competition in the recordable CD market for its current products and this competition placed additional pressures on selling prices and gross margins during 1997, and is expected to continue placing pressure on gross margins in future periods for existing recordable CD products.

     In addition, the significantly high costs associated with the Company's Colorado Springs manufacturing facility and the excess manufacturing capacity increased the costs of the Company's Apex and Vertex products significantly. In 1997 the Company relocated a substantial portion of its operations to Colorado Springs and then returned them to California, all in the same year. The combined costs of these relocations contributed significantly to the gross loss for the year.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 24.5% to $14,772,000 and increased as a percentage of net sales to 47.4% in 1997 from 32.6% in 1996. The decrease in absolute dollars in selling, general and administrative expenses can be attributed to the Company's need to decrease advertising and promotional expenditures and decrease sales and administrative staffs during the latter half of 1997 in response to the Company's reduced sales and its severe financial condition. The increase in the percentage of net sales is attributable to the significant decline in net sales that decreased at a faster rate than the decrease in selling, general and administrative expenses.

     Research and Development. Research and development expenses decreased 50.3% to $2,984,000 in 1997, and decreased as a percentage of net sales to 9.6% in 1997 from 10.0% in 1996. The decreases in absolute dollars spent on research and development resulted from decreased staffing at the Company's research and development facility, along with decreased expenses for Apex and Vertex prototypes and for ASIC development fees paid to third parties. During the fourth quarter of 1997, the Company closed its research and development capabilities in Colorado and all personnel associated with the research and development activities of the Company have left the Company. Because of the Company's financial condition it was unable to continue to fund its development efforts for the Apex II product.

     Nonrecurring Charges. Nonrecurring charges were $2,087,000 and $4,721,000 for the years 1997 and 1996, respectively. Nonrecurring charges for 1997 include $857,000 representing the net book value of certain fixed assets, the ownership of which was transferred to the Company's Colorado Springs facility lessor in exchange for lease termination concessions. Nonrecurring charges for 1997 also include $807,000, principally for the establishment of employee severance accruals and $577,000 for accrued class action settlement and legal costs. Nonrecurring charges for 1996 included $3,028,000 for costs associated with the Company's then planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These charges principally reflect the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions. Additional nonrecurring charges in 1996 included $1,602,000 primarily for changes to major component contracts with two key suppliers. As of December 27, 1997, $568,000 of the 1996 restructuring liability was considered to be no longer required principally as a result of more favorable lease terminations than estimated. The $568,000 excess restructuring liability was reversed and is reflected, net, as a reduction to nonrecurring charges in the condensed statement of operations for the year ended December 27, 1997. (See Notes 8 and 10 of Notes to Financial Statements).

     Interest Income and Interest Expense. Interest income was $17,000 and $84,000 and interest expense was $824,000 and $549,000 in 1997 and 1996, respectively. The Company borrowed on its line of credit consistently during 1997 and frequently during 1996. Additionally, the Company issued convertible debentures in amounts of $10,000,000 in July 1996 and $5,000,000 in December 1996, which accrued interest at 8% and 6%, respectively. (See Notes 5 and 6 of Notes to Financial Statements).

     Non-cash Interest Expense Related to Convertible Debentures. Non-cash interest expense results from issuing debentures which are convertible at a discount from market price of the common stock. The non-cash interest recorded on the convertible debentures was amortized over the periods during which the debentures first became convertible and have no effect on stockholders' equity. During 1996 the Company recorded a non-cash interest charge of $1,721,000. During 1997 the Company incurred an additional non-cash interest charge of $786,000 to record the effect of the deferred interest expense in 1997. (See
Note 6 of Notes to Financial Statements).

     Income Taxes. Income tax expense was $57,000 for 1997 and $184,000 for 1996. (See Note 9 of Notes to Financial Statements).

Comparison of 1996 to 1995

     Net Sales. Net sales of optical storage devices decreased 26% to $59,921,000 in 1996. The decrease was primarily attributable to the decline in the average sales price of older RCD products as competition increased as additional manufacturers entered the market. Additionally, while unit sales of 5.25" optical storage devices in 1996 were greater than in 1995, the average sales prices of Apex and Vertex in 1996 was less than the average sales price of its predecessor, Sierra, in 1995. As a result, sales for 5.25" optical storage devices were approximately unchanged between 1996 and 1995.

     Sales of components were $535,000 in 1995; there were no comparable sales in 1996. The 1995 component sales were to a key supplier of the Company.

     Gross Profit. Gross profit from optical storage devices decreased 46.1% to $11,829,000 in 1996, and decreased as a percentage of optical storage device revenue to 19.7% in 1996 from 26.8% in 1995. Increased competition in the RCD market place and the continued delay in production of Apex and Vertex, which replaced the end of life Sierra, each contributed to the decreased gross profit. The Company's gross margin as a percent of net sales increased to 24.8% in the fourth quarter of 1996 as the Company began to ship Apex.

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

     Nonrecurring charges. Nonrecurring charges were $4,721,000 and $2,132,000 in 1996 and 1995, respectively. Included in nonrecurring charges are costs associated with the Company's restructuring, a contract modification in 1996 and litigation settlement charges in 1995 and certain professional fees related to the restatement of prior financial statements and related legal matters. The 1996 restructuring charge of $3,028,000 was for costs associated with the Company's consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan. These restructuring charges principally reflect the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions. Additional nonrecurring charges in 1996 included $1,602,000 primarily for changes to major component contracts with two key suppliers. (See Notes 8 and 10 of Notes to Financial Statements).

     Interest Income and Interest Expense. Interest income was $84,000 and $187,000 and interest expense was $549,000 and $35,000 in 1996 and 1995, respectively. While the Company only borrowed on its line of credit sporadically during 1995, it was frequently in a borrowing position on its line of credit in 1996. Additionally, the Company issued convertible debentures in amounts of $10,000,000 in July 1996 and $5,000,000 in December 1996, which accrued interest at 8% and 6%, respectively. (See Notes 5 and 6 of Notes to Financial Statements).

     Non-cash Interest Expense Related to Convertible Debentures. Non-cash interest expense results from issuing debentures which are convertible at a discount from market price of the common stock. The non-cash interest recorded on the convertible debentures is amortized over the periods during which the debentures first become convertible and will have no effect on stockholders' equity and operating income. (See Note 6 of Notes to Financial Statements).

     Income Taxes. Income tax expense was $184,000 and income tax benefit was $663,000 for 1996 and 1995, respectively. (See Note 9 of Notes to Financial Statements).

Liquidity and Capital Resources

     Cash and cash equivalents at December 27, 1997 decreased by $5,001,000 from the December 28, 1996 balance. This decrease in available cash balances at December 27, 1997 occurred virtually entirely due to losses incurred by the Company in 1997. Operating activities used cash and cash equivalents of $6,545,000, $14,889,000 and $713,000 in 1997, 1996 and 1995, respectively.
Inventories decreased by $11,310,000 in 1997. The 1997 decrease in inventories was primarily attributable to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory excess and obsolescence reserves. An aggregate of $6,893,000 in additions to inventory reserves were made to recognize diminished values of component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the year.

     The Company's significant losses in 1997 caused accrued expenses and other liabilities to increase at year-end 1997 to $21,848,000. The $6,873,000 decrease in accounts receivable from 1996 was caused by the significant decline in sales in 1997 from 1996 levels, collection of amounts owed and additional reserves for uncollectable accounts.

     As of December 28, 1996, the Company had an income tax receivable of $1,984,000, which was collected in 1997. This amount was refunded from the U.S. Government as tax losses for 1996 and 1995 were carried back to prior years. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the Company's significant losses in 1997 and 1996 and uncertainties surrounding the realization of the net operating loss, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, a 100% valuation allowance has been recorded. (See Note 9 of Notes to Financial Statements).

          The Company currently has a revolving line of credit agreement with a lender which is collateralized by substantially all assets of the Company. The Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivable and inventories. Interest is payable monthly at the lender's reference rate (8.50% at December 27, 1997) plus 1.75%. As of December 27, 1997 and June 18, 1998, the Company was not in compliance with the terms of this line of credit. Although the Company has the maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivable and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible accounts receivable are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. At December 27, 1997 and June 18, 1998, the Company had borrowed in excess of its available credit under the line.

     Borrowings under the line of credit totaled $6,166,000 at December 27, 1997 and $5,268,000 at June 18, 1998. (See Note 5 of Notes to Financial Statements).

     The Company's financing activities provided cash and cash equivalents of $2,837,000 and $17,548,000 in 1997 and 1996, respectively, and used $964,000 in
1995. The significant cash provided in 1996 resulted from the issuance of $15,000,000 of convertible debentures and net borrowings of $3,276,000 on its line of credit. Those significant borrowings were necessary to fund the continuing net losses of the Company which were $20,833,000 in 1996 and
$2,459,000 in 1995.   The net loss for 1997 of $30,229.000 was principally
funded by increases in unpaid obligations to unsecured creditors, increases in indebtedness to the Company's secured lender, reductions in cash balances, collection of income taxes receivable and reductions in accounts receivable and inventories. (See Notes 5 and 6 of Notes to Financial Statements).

     As a result of the Company's difficulty in paying its trade debt on a timely basis because of its severe liquidity problems, the Company sought the cooperation of its creditors in a restructuring of its trade debt in July, 1997. The Company held a meeting with its trade creditors and a committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There were subsequent extensions of the moratorium and the Company currently is operating under an informal moratorium with no defined termination date. No assurance can be given that the moratorium will be continued by the creditors' committee. In the event the Company is unable to obtain additional extensions of the moratorium, it will be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

     There is no forbearance agreement in place with the Company's secured lender, although the Company's secured lender has continued to provide borrowings to the Company. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. The Company is also in default under other provisions of the agreement relating to its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment, it will be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

1998 Trends

     The Company's business changed so much in 1997 and 1996 that prior periods provide a limited basis for useful comparison. The Company is in the early stage of a turnaround. It has completely reversed its prior direction as an R&D and manufacturing company based upon the Apex technology. The OEM reseller business must provide complementary product lines and necessary revenue diversification. The Company's liquidity has deteriorated due to the significant losses incurred
over the last two years and liquidity is essentially non-existent.    Absent a
significant increase in revenue or the availability of other sources of funding, the Company will seek protection under the Federal bankruptcy laws.

     The Company intends to continue selling its Apex drive and the optical libraries that use the Apex technology which provide the highest capacities available at the date of this report. New competing products utilizing newer technologies are, however, being introduced for sale in the second quarter of 1998 which will provide greater storage capacities. The Company intends to sell those new products that the Company intends to acquire from OEMs. There can be no assurance, however, that the Company will be successful in obtaining such products.

     The Company faces the following critical challenges in 1998:

     Adequate Liquidity to Fund Operations. The Company incurred a net loss of $938,000 for the first quarter of 1998 ended March 27, 1998. Although the loss was lower than any quarterly loss recorded since the Company's last profitable quarter, the third quarter of 1995, the Company must become profitable in the future. The Company cannot continue to offset operating losses with asset reductions. Furthermore, the Company is severely restricted as to the amount of borrowings its secured lender will permit. There can be no assurance that the Company will be able to operate profitably or that its secured lender will continue to provide funds to operate the business. The inability to achieve profitability or secure additional financing will result in the Company seeking protection under the Federal bankruptcy laws.

     Utilization of Inventories. The Company has significant investments in component parts and sub-assemblies for its Apex product. To realize the value of those inventories, the Company must continue to sell Apex drives during 1998 and into the early part of 1999. Although the Company believes the Apex product will continue to be viable for that period, there can be no assurance that the Company will be successful in utilizing those inventories.

     Plan of Reorganization With Unsecured Creditors. The Company must reach an agreement with its unsecured creditors that will provide the Company sufficient time to repay the amounts owed to the creditors.

Inflation and Foreign Currency Exchange

     Inflation has not had a significant impact on the Company's operating results. The Company has from time-to-time attempted to reduce its anticipated exposure to currency fluctuations by negotiating price and other cost concessions from its suppliers, and by entering hedging transactions, including the purchase of forward contracts for foreign currencies. Currently, the Company's product and component purchases are denominated in U. S. Dollars, as are its sales to international customers. Accordingly, the Company does not expect to be impacted directly by currency fluctuations. There can be no assurance, however, that the Company's results of operations will not be adversely affected by currency fluctuations.

Risk Management

     The Company has not used any derivative financial instrument. Company policy restricts the concentration of credit risk in any one institution and requires management approval of any hedging strategies and derivative financial instrument transactions.

     This Section and this entire Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the cautionary statements included in this Report identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

     The financial statements and supplementary data of the Company required by this item are set forth at the pages indicated at Item 14(a)(1).

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

BDO Seidman, LLP

     As noted in the Company's Form 8-K dated January 6, 1998, the engagement of BDO Seidman LLP, the former independent accountants of the Company, was terminated by the resignation of BDO Seidman LLP.

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

                                    PART III
                                    --------
Executive Officer Compensation

     The following table sets forth compensation received for the fiscal years ended December 27, 1997, December 28, 1996, and December 30, 1995 by the Company's Chief Executive Officers and other executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 27, 1997 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                         Long Term Compensation Awards
                         -----------------------------

                                                  Annual Compensation                  Securities          All Other
Name and                                          -------------------                  Underlying         Compensation
Principal Position                       Year          Salary ($)           Bonus      Options/SARs (#)        ($)/1/
------------------                     --------        ----------         ---------    ----------------        ------
Kenneth C. Campbell                    1997            $ 275,670                 --         100,000                 $1,782
President/2/                           1996            $ 157,740                 --         400,000                 $  343
                                       1995                   --                 --              --                     --
William F. Blum                        1997            $ 141,538/3/              --              --                 $  468
President, Chief Executive             1996            $ 153,615                 --              --                     --
Officer, Chief Financial Officer/4/    1995            $ 125,000                 --              --                     --
Roger Hay                              1997            $ 170,697                 --          50,000                 $  406
Executive Vice President and           1996            $  94,062            $20,000         300,000                 $   86
Chief Financial Officer/5/             1995                   --                 --              --                     --
James G. Hanley                        1997            $ 122,717            $32,938              --                 $  110
Vice President of Sales/6/             1996            $ 183,971                 --              --                 $  177
                                       1995            $ 156,453                 --          22,500                 $  117
Charles R. McGee                       1997            $ 128,093                 --           5,000                 $  534
Vice President Human                   1996            $  86,563            $ 3,750          28,500                 $  375
Resources and Administration           1995            $  69,140                 --          15,000                 $  188
Jamey L. Robbins                       1997            $ 113.059                 --          18,000                 $   77
Vice President Research                1996            $ 105,803            $ 1,500          25,000                 $   85
and Development/7/                     1995            $ 100,445                 --              --                 $   55
Bernard J. Wu                          1997            $ 103,341            $10,000          25,000                 $   88
Vice President of Marketing/8/         1996                   --                 --          65,000                     --
                                       1995                   --                 --              --                     --

---------------------------------------
/1/ Represents premiums paid on term life insurance policies.
/2/ Effective September 30, 1997, Mr. Kenneth C. Campbell resigned from his position as President of the Company.
/3/ Includes $87,500 in payments Mr. William F. Blum received under the provisions of his Executive Consulting Agreement prior to his return to the Company as President, Chief Executive Officer, and Chief Financial Officer.
/4/ Effective August 21, 1997, Mr. William F. Blum was rehired as President,
    Chief Executive Officer, and Chief Financial Officer of the Company.
/5/ Effective August 28, 1997, Mr. Roger Hay resigned from his position as
    Executive Vice President and Chief Financial Officer of the Company.
/6/ Effective August 25, 1997, Mr. James G. Hanley resigned from his position as
    Vice President of Sales of the Company.
/7/ Effective October 24, 1997, Mr. Jamey L. Robbins resigned from his position as Vice President of Research and Development of the Company.
/8/ Effective August 22, 1997, Mr. Bernard J. Wu resigned from his position as
    Vice President of Marketing of the Company.

Employment Agreements and Severance Payments

In February 1997, the Company entered into a severance agreement and release with Scott A. Blum, under which Mr. Blum will receive 36 months of base salary and 450,000 nonstatutory vested options at an exercise price of $6.41 replacing options Mr. Blum held which expired by virtue of his resignation in October 1996. Following the payment made in June 1997, payments were discontinue by the Company due to its financial condition.

In February 1997, The Company agreed to pay Mr. Lawrence Goelman five months of base salary (two months as severance) following Mr. Goelman's December 6, 1996 resignation as President and Chief Executive Officer of the Company.

During March and June 1997, the Company entered into one year severance agreements with the following Named Executive Officers, Charles R. McGee and Jamey L. Robbins, which provided 12 months of base salary if their employment is terminated by the Company for reasons other than cause or if there is a change in control of the Company.

Stock Options

     The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 27, 1997:

                       Option Grants in Last Fiscal Year

                                  (UNAUDITED)

                                    Individual Grants
                        -----------------------------------------                  Potential Realizable
                       Number of        % of Total                                 Annual Rates of Stock
                       Securities       Options          Exercise                  Price Appreciation for
                       Underlying       Granted to       or Base                       Option Term/9/
                       Options          Employees in     Price        Expiration    ----------------------
Name                   Granted(#)/10/   Fiscal Year      ($/Sh)          Date         5%($)        10%($)
--------------------   --------------   ------------    ----------    ----------    --------      --------
K. Campbell              100,000/11/      10.4%           $2.50         1/2/2007    $157,224      $398,436
R. Hay                   50,000            5.2%           $2.69        3/25/2007    $ 84,586      $214,358
B. Wu                    25,000            2.6%           $1.44        5/20/2007    $ 22,640      $ 57,375
J. Robbins               18,000            1.9%           $2.56        3/27/2007    $ 28,979      $ 73,440
C. McGee                 5,000             0.5%           $2.69        3/25/2007    $  8,459      $ 21,436

---------------------------
/9/ Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

/10/ These options were granted "at Market" on the date of grant and first become exercisable on the first anniversary of the grant date, with one-third of the underlying shares becoming exercisable at that time, an additional one-third of the options shares becoming exercisable on the second anniversary date, and full vesting on the third anniversary date. The options were granted for a term of ten years, subject to earlier termination for certain events related to termination of employment.

/11/ As part of Mr. Campbell's promotion to President of the Company, these options became exercisable at the grant date.

     None of the Named Executive Officers exercised stock options during the fiscal year ended December 27, 1997. The following table sets forth the number and value of unexercised vested options held by each of the Name Executive Officers on December 27, 1997:

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                      Number of Securities                          Value of
                     Underlying Unexercised                 Unexercised In-the-Money
                  Options at Fiscal Year End(#)       Options at Fiscal Year End ($)/12/
                  -----------------------------       ----------------------------------
Name              Exercisable     Unexercisable       Exercisable          Unexercisable
----              -----------     -------------       -----------          -------------
K. Campbell/13/       233,333               --                 --                     --
W. Blum                    --               --                 --                     --
R. Hay/14/                 --               --                 --                     --
J. Hanley                  --               --                 --                     --
J. Robbins/15/         51,240           34,667                 --                     --
C. McGee               19,500           29,000                 --                     --
B. Wu/16/                  --               --                 --                     --

Compensation of Directors

     During 1997, the Board of Directors approved a decrease in Board Compensation for non-employee directors to reduce cost and better align Board compensation with the Company's reduced revenue projections. Effective April 1, 1997, the annual fee for each non-employee director was reduced from $40,000 to $12,000, (prorated if less than 75% of all Board and committee meetings are attended); the $5,000 annual fee for all committee chairs was eliminated; the initial option grant to each new director to purchase 25,000 shares of Common Stock was reduced to 10,000 shares. The annual grant of options to each non-employee director to purchase 10,000 shares of Common Stock was not changed.
The options are granted at fair market value at the time of grant and vest over three years.

-------------------------------
/12/ Based on the fair market value of the Common Stock on December 26, 1997
     ($0.125), less the option exercise price of "in-the-money" options.
/13/ 266,667 options expired prior to any vesting when Mr. Campbell resigned. /14/ 350,000 options expired prior to any vesting when Mr. Hay resigned.
/15/ 34,667 options expired prior to any vesting when Mr. Robbins resigned. /16/ 90,000 options expired prior to any vesting when Mr. Wu resigned.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

    (a)   The following documents are filed as a part of this Report:

          Financial Statements.

          THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FOR THE YEARE ENDED DECEMBER 27, 1997, FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 27, 1997, AND SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 27, 1997. HEREIN CONTAINED
          ARE PRESENTED AS UNAUDITED.   THE READER OF THE FINANCIAL STATEMENTS,
          NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K. THIS REPORT ON FORM 10-K IS BEING FILED CONCURRENTLY WITH THE COMPANY'S REPORTS ON FORM 10-Q FOR EACH OF THE QUARTERS ENDED MARCH 31, 1998, JUNE 30, 1998 AND SEPTEMBER 30, 1998. THIS REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THE ABOVE-NOTED FILINGS, AS WELL AS ALL REPORTS ON FORM 8-K FILED BY THE COMPANY SUBSEQUENT TO DECEMBER 27, 1997, FOR INFORMATION CONCERNING CHANGES IN THE COMPANY'S BUSINESS, PRODUCTS, MANAGEMENT, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER EVENTS WHICH HAVE OCCURRED SUBSEQUENT TO THE PERIOD COVERED BY THIS REPORT.

                              Financial Statements
                             ---------------------

                                                                                                 Page No.
                                                                                                 --------
     Comment on the  unaudited 1997 Financial Statements                                               29
      - 1996 and 1995 Financial Statements                                                             30
     Balance Sheets - December 27, 1997 and December 28, 1996                                          31
     Statements of Operations - Years Ended December 27, 1997, December 28, 1996
         and December 30, 1995                                                                         32
     Statements of Stockholders' Equity - Years Ended December 27, 1997, December 28, 1996,
       and December 30, 1995                                                                           33
     Statements of Cash Flows - Years Ended December 27, 1997, December 28, 1996,
       and December 30, 1995                                                                        34,35
     Notes to Financial Statements                                                                     36


     (2) Financial Statement Schedule. The following financial statement schedule of Pinnacle Micro, Inc., is filed as part of this Report and should be read in conjunction with the Financial Statements of Pinnacle Micro, Inc.:

                     Index to Financial Statement Schedule
                     -------------------------------------
                                                           Page No.
                                                           --------

     Schedule II - Valuation and Qualifying Accounts         51

     All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)   Exhibits:

Exhibit No.                      Description                                                    Location
-----------                      -----------                                                    --------
3.1               Certificate of Incorporation of the Company.                                        (1)
3.2               Bylaws of the Company, as currently in effect.                                      (1)
4.1               Specimen Certificate of Common Stock.                                               (1)
10.1*             Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
                  and Restricted Stock Purchase Plan -- 1989 (the "1989 Plan").                       (1)
10.2*             Form of Incentive Stock Option Agreement pertaining to the 1989 Plan.               (1)
10.3*             Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
                  and Restricted Stock Purchase Plan -- 1993 (the "1993 Plan").                       (1)
10.4*             Form of Incentive Stock Option Agreement pertaining to the 1993 Plan.               (1)
10.5*             Form of Nonqualified Stock Option Agreement pertaining to the 1993 Plan.            (1)
10.6*             Form of Restricted Stock Purchase Agreement pertaining to the 1993 Plan.            (1)
10.7              Pinnacle Micro, Inc. Employee Stock Purchase Plan.                                  (1)
10.8              Distributor Agreement, dated June 14, 1991, by and between the Company and Merisel Inc., together with Amendment dated June 14, 1991
                  and Addendum dated February 11, 1993.                                               (1)
10.9              Distributor Agreement, dated July 30, 1991, by and between the Company and Tech Data Corporation, together with Addendum No. 1 to Distributor
                  Agreement dated July 30, 1991.                                                      (1)
10.10             Distributor Agreement, dated August 18, 1989, by and between the Company
                  and Ingram Micro D Inc., together with Addenda Nos. 1, 2, 3, 4 and 5.               (1)
10.11             Peripherals OEM Purchase Agreement, dated May 1, 1991, by and between the
                  Company and Hewlett-Packard Company, together with Amendment to Peripherals
                  OEM Agreement No. A509M, effective May 12, 1992.                                    (1)
10.12             Computer Peripheral Products Company Peripheral Systems Products Agreement,
                  dated April 1, 1992, by and between the Company and Computer Peripheral
                  Products Company, Sony Corporation of America.                                      (1)
10.13             Basic Agreement, dated April 1, 1992, by and between the Company and Sony
                  Corp. in Japan.                                                                     (1)
10.14             Agreement, effective October 28, 1991, by and between the Company and
                  Olympus Optical Co., Ltd., together with Memorandum dated February 19,
                  1992, Addendum dated August 1, 1992, Memorandum dated September 9, 1992
                  and letter dated October 15, 1992.                                                  (1)
10.15+            OKI Semiconductor Standard Products Volume Purchase Agreement, dated
                  August 17, 1992, by and between the Company and OKI Semiconductor.                  (1)
10.16+            Nippon Pinnacle Micro, Pinnacle Micro and Ricoh Company Ltd. Purchase
                  Agreement, dated October 1, 1992, by and among the Company, Nippon
                  Pinnacle Micro and Ricoh Company Ltd.                                               (1)
10.17             Agreement on Sale and Purchase, dated January 1, 1993, by and between the Company and Victor Company of Japan, Limited, together with Addenda
                  Nos. I, II and III.                                                                 (1)
10.19             Lease, dated January 6, 1993, by and between the Company and Webb/Colorado
                  Ventures, Ltd.                                                                      (1)
10.20             Lease, dated February 5, 1991, by and between the Company and The Irvine
                  Company, together with Amendment Nos. 1, 2, 3 and 4.                                (1)

Exhibit No.                                       Description                                        Location
-----------                                       -----------                                        ---------
          10.21    Form of Indemnification Agreement for officers and directors of the Company.             (1)
          10.22*   Form of Nonqualified Stock Agreement pertaining to the 1989 Plan.                        (1)
          10.23    Business Loan Agreement, dated August 4, 1994, by and between the
                   Company and Bank of America, together with Amendment No. One, dated October 4, 1994 and Amendment No. Two, dated February
                   2, 1995.                                                                                 (2)
          10.24(a) Amendment No. Three, dated August 31, 1995, to Business Loan
                   Agreement, dated August 4, 1994, by and between the Company
                   and Bank of America.                                                                     (3)
          10.24(b) Amendment No. Four, dated October 10, 1995, to Business
                   Loan Agreement, dated August 4, 1994, by and between the
                   Company and Bank of America.                                                             (3)
          10.24(c) Amendment No. Five, dated January 24, 1996, to Business Loan
                   Agreement, dated August 4, 1994, by and between the Company
                   and Bank of America.                                                                     (3)
          10.24(d) Amendment No. Six, dated March 28, 1996, to Business Loan
                   Agreement, dated August 4, 1994, by and between the Company
                   and Bank of America.                                                                     (3)
          10.25++  Development, Manufacturing and Purchasing Agreement dated
                   June 30, 1995, by and between the Company and Asahi Optical
                   Co., LTD.                                                                                (3)
          10.26*   Employment Agreement dated December 15, 1995, by and
                   between the Company and James G. Hanley.                                                 (3)
          10.27*   First Amendment to the 1993 Equity Incentive Plan of Pinnacle
                   Micro, Inc. (the "1993 Plan").                                                           (3)
          10.28*   First Amendment to the 1989 Equity Incentive Plan of Pinnacle
                   Micro, Inc. (the "1989 Plan").                                                           (3)
          10.29++  Development and Manufacturing Agreement dated October 6,
                   1994, by and between the Company and Advanced Hardware
                   Architectures, Inc.                                                                      (3)
          10.30++  Computer 2000 Purchase Agreement dated September 13, 1995,
                   by and between the Company and Computer 2000.                                            (3)
          10.31    Stipulation of settlement - Class action - Kurtz, et al. vs. Blum, et al.;
                   Case No. SAC-94-1043-GLT(EEx).                                                           (3)
          10.32    Form of Offshore Subscription Agreement.                                                 (4)
          10.33    Form of Convertible Debentures.                                                          (4)
          10.34    Form of Registration Rights Agreement.                                                   (4)
          10.35    Loan and Security Agreement with Coast Business Credit dated
                   September 18, 1996.                                                                      (5)
          10.36*   1996 Long-Term Incentive Plan.                                                           (6)
          10.37*   1996 Non-Employee Directors Stock Option Plan.                                           (6)
          10.38*   Employment Agreement for Kenneth Campbell as of December 1, 1996.                        (6)
          10.39    Employment Agreement for Roger Hay as of December 1, 1996.                               (6)
          10.40*   Employment Agreement for Jonathan B. Eddison as of December 1, 1996.                     (6)
          10.41*   Employment Agreement for Kevin Lehnert as of December 1, 1996.                           (6)
          10.42*   Employment Agreement for David Ooley as of December 1, 1996.                             (6)
          10.43*   Stand-still and Voting Rights Agreement dated December 8, 1996.                          (6)
          10.44*   Scott Blum - Severance Agreement and Release of February 13, 1997.                       (6)
          10.45*   Employment Agreement for Bernard Wu dated as of March 26, 1997                           (7)
          10.46*   Employment Agreement for David Nesbit dated as of March 26, 1997                         (7)
          23.1     Comment on the Consent of Independent Auditor
          23.2     Comment on the Consent of BDO Seidman, LLP.

--------------------------------------
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-62614.

(2) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 30, 1995.
(4) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended June 29, 1996.
(5) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended September 28, 1996.
(6) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 28, 1996.
(7) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended March 29, 1997.

----------------------------------------
* Denotes applicable executive compensation plans and arrangements of the Company.
+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.
++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

     (b)  Reports on Form 8-K

     January 6, 1998       Resignation of BDO Seidman, LLP as independent
     February 4, 1998      auditors. Delisting of the Company's common stock
                           from trading on the NASDAQ National Market.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PINNACLE MICRO, INC.

May 12, 1999                         By:  \s\ WILLIAM F. BLUM
------------                              -------------------
                                          William F. Blum
Date                                      Director, Chairman, President, Chief
                                          Executive Officer and Chief Financial
                                          Officer and Chief Accounting Officer
                                          and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 12,1999                          By:  \s\ WILLIAM F. BLUM
-----------                               -------------------
                                          William F. Blum
Date                                      Director, Chairman, President, Chief
                                          Executive Officer and Chief Financial
                                          Officer and Chief Accounting Officer
                                          and a Director

               Report of Independent Certified Public Accountants

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FOR THE YEAR ENDED DECEMBER 27, 1997, FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO AND SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 27, 1997 HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS REPORT ON THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K.

               Report of Independent Certified Public Accountants

THE COMPANY HAS BEEN UNABLE TO OBTAIN THE NECESSARY CONSENT FROM THE COMPANY'S PREDECCESOR INDEPENDENT AUDITORS FOR THE FINANCIAL STATEMENTS, NOTES FOR THE YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995, PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED, ALTHOUGH UNCHANGED FROM THE PRIOR YEAR FORM 10-K, ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF A CONSENT FROM THE PREDECCESOR AUDITORS TO REISSUE THEIR AUDIT OPINION ON THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEARS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995 PRESENTED IN THIS FORM 10-K.

                              PINNACLE MICRO, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                         December 27,      December 28,
                                                             1997              1996
                                                         -------------   ----------------
Current assets:
      ................................................     (UNAUDITED)   SEE EXHIBIT 23.2
 Cash and cash equivalents............................    $   454,000         $ 5,455,000
 Accounts receivable, net of allowance
  of $2,906,000 at December 27, 1997
  and $748,000 at December 28, 1996...................      4,853,000          11,726,000
 Income taxes receivable..............................              -           1,984,000
 Inventories..........................................      6,404,000          17,714,000
 Prepaid expenses and other current assets............        375,000             215,000
                                                          -----------         -----------
Total current assets..................................     12,086,000          37,094,000
Furniture and equipment, net..........................        447,000           7,739,000
Deferred interest related to convertible debentures...              -             786,000
Other assets..........................................         11,000             619,000
                                                          -----------         -----------
Total assets..........................................    $12,544,000         $40,238,000
                                                          ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Note payable..........................................   $  6,166,000    $  3,276,000
 Accounts payable......................................     18,581,000      15,540,000
 Accrued expenses......................................      1,641,000       2,922,000
 Accrued restructuring.................................      1,501,000       1,421,000
 Payroll related liabilities...........................        125,000       1,225,000
                                                          ------------    ------------
Total current liabilities..............................     28,014,000      24,384,000
Convertible debentures.................................              -       6,422,000

Accrued restructuring, net of current portion..........              -         929,000
Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $.001 par value:
  Authorized shares - 5,000,000
  Issued and outstanding - none........................              -               -
 Common stock, $.001 par value:
  Authorized shares - 30,000,000
  Issued and outstanding shares -
   14,500,089 at December 27, 1997
   and 9,935,594 at December 28, 1996..................         15,000          10,000
 Additional paid-in capital............................     34,977,000      28,551,000
 Retained earnings (accumulated deficit)...............    (50,462,000)    (20,058,000)
                                                          ------------    ------------
Total stockholders' equity (deficit)...................    (15,470,000)      8,503,000
                                                          ------------    ------------
Total liabilities and stockholders' equity (deficit)...   $ 12,544,000    $ 40,238,000
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                            STATEMENTS OF OPERATIONS

                                                                   Years Ended
                                                -------------------------------------------------
                                                December 27,      December 28,      December 30,
                                                    1997              1996              1995
                                                -------------   -----------------   -------------
                                                (UNAUDITED)     SEE EXHIBIT 23.2
Net sales:
 Optical storage devices.....................   $ 31,124,000        $ 59,921,000     $81,309,000
 Components..................................              -                   -         535,000
                                                ------------        ------------     -----------
  Total net sales............................     31,124,000          59,921,000      81,844,000
                                                ------------        ------------     -----------
Cost of sales:
 Optical storage devices.....................     39,860,000          48,092,000      59,437,000
 Components..................................              -                   -         455,000
                                                ------------        ------------     -----------
  Total cost of sales........................     39,860,000          48,092,000      59,892,000
                                                ------------        ------------     -----------
Gross profit.................................     (8,736,000)         11,829,000      21,952,000
                                                ------------        ------------     -----------
Operating expenses:
 Selling, general and administrative.........     14,772,000          19,565,000      18,116,000
 Research and development....................      2,984,000           6,006,000       4,978,000
 Nonrecurring charges........................      2,087,000           4,721,000       2,132,000
                                                ------------        ------------     -----------
  Total operating expenses...................     19,843,000          30,292,000      25,226,000
                                                ------------        ------------     -----------
Operating loss...............................    (28,579,000)        (18,463,000)     (3,274,000)
Interest income..............................         17,000              84,000         187,000
Interest expense.............................       (824,000)           (549,000)        (35,000)
Non-cash interest expense related
 to convertible debentures...................       (786,000)         (1,721,000)              -
                                                ------------        ------------     -----------
Loss before income taxes.....................    (30,172,000)        (20,649,000)     (3,122,000)
Income tax expense (benefit).................         57,000             184,000        (663,000)
                                                ------------        ------------     -----------
Net loss.....................................   $(30,229,000)       $(20,833,000)    $(2,459,000)
                                                ============        ============     ===========
 Net loss per share..........................         $(2.32)            $(2.52)         $(0.31)
                                                ============        ============     ===========

Weighted average common shares outstanding...     13,039,000           8,272,000       7,842,000
                                                ============        ============     ===========

The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited as to the year  ended December 27, 1997 and see exhibit 23.2 for the year ended December 28, 1996)

                                                                                          Retained
Three Years Ended Dec. 27, 1997                        Common Stock       Additional      Earnings        Foreign
                                                   --------------------     Paid-in     (Accumulated      Currency
                                                     Shares     Amount      Capital       Deficit)      Translation        Total
                                                   ----------   -------   -----------   -------------   ------------   -------------
Balances at December 31, 1994...................    5,214,106   $ 5,000   $15,763,000   $  3,143,000    $         -    $ 18,911,000
 Exercise of stock options......................       16,037         -       191,000              -              -         191,000
 Tax benefit of employee stock options..........            -         -        70,000              -              -          70,000
 Purchases through the employee
  stock purchase plan...........................       14,938         -       134,000              -              -         134,000
 Shares issued in connection with
  50% stock dividend............................    2,622,518     3,000             -         (3,000)             -               -
 Repayment of dividends by
  S Corporation stockholders....................            -         -             -         80,000              -          80,000
 Deferred compensation..........................            -         -             -         14,000              -          14,000
 Foreign currency translation...................            -         -             -              -       (200,000)       (200,000)

 Net loss for the year ended
  December 30, 1995.............................            -         -             -     (2,459,000)             -      (2,459,000)
                                                   ----------   -------   -----------   ------------    -----------    ------------
Balances at December 30, 1995...................    7,867,599     8,000    16,158,000        775,000       (200,000)     16,741,000
 Exercise of stock options......................       15,010         -        63,000              -              -          63,000
 Tax benefit of employee stock options..........            -         -        11,000              -              -          11,000
 Purchases through the employee
  stock purchase plan...........................       19,737         -        98,000              -              -          98,000
 Shares issued for settlement of
  stockholder lawsuit...........................      190,084         -     1,400,000              -              -       1,400,000
 Shares issued upon conversion of
  convertible debentures........................    1,801,381     2,000     8,083,000              -              -       8,085,000
 Shares issued for interest on
  convertible debentures........................       41,783         -       191,000              -              -         191,000
 Additional paid-in capital related to
  debenture embedded interest...................            -         -     2,507,000              -              -       2,507,000
 Foreign currency translation...................            -         -             -              -        200,000         200,000
 Warrants issued in connection with
  convertible debentures........................            -         -        31,000              -              -          31,000
 Non-employee stock option
  compensation..................................            -         -         9,000              -              -           9,000
 Net loss for the year ended
  December 28, 1996.............................            -         -             -    (20,833,000)             -     (20,833,000)

                                                   ----------   -------   -----------   ------------    -----------    ------------
Balances at December 28, 1996...................    9,935,594    10,000    28,551,000    (20,058,000)             -       8,503,000
 Dividend for S Corporation tax refund..........            -         -             -       (175,000)             -        (175,000)
 Exercise of stock options......................        1,500         -         1,000              -              -           1,000
 Tax benefit of employee stock options..........            -         -         4,000              -              -           4,000
 Non-employee stock option compensation                     -         -        72,000              -              -          72,000
 Purchases through the employee
  stock purchase plan...........................       83,906         -       118,000              -              -         118,000
 Shares issued upon conversion of
  convertible debentures........................    4,367,979     5,000     6,063,000              -              -       6,068,000
 Shares issued for interest on
  convertible debentures........................      108,110         -       153,000              -              -         153,000
 Shares issued for settlement of vendor
   dispute......................................        3,000         -        15,000              -              -          15,000
 Net loss for the year ended
  December 27, 1997.............................            -         -             -    (30,229,000)             -     (30,229,000)
                                                   ----------   -------   -----------   ------------    -----------    ------------
Balances at December 27, 1997...................   14,500,089   $15,000   $34,977,000   $(50,462,000)   $         -    $(15,470,000)
                                                   ==========   =======   ===========   ============    ===========    ============

The accompanying notes are an integral part of  these financial statements.

                              PINNACLE MICRO, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                           --------------------------------------------
                                                           December 27,    December 28,     December 30,
                                                               1997             1996            1995
                                                           ------------    -------------   ------------
                                                            (UNAUDITED)    SEE EXHIBIT 23.2
Cash Flows from Operating Activities
Net income (loss)......................................    $(30,229,000)   $(20,833,000)   $(2,459,000)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
  Depreciation and amortization........................       1,148,000       1,323,000        896,000
  Provision for doubtful accounts......................         122,000         369,000        230,000
  Provision for product returns and price protection...       7,492,000         999,000        128,000
  Provision for inventory obsolescence.................       9,274,000         866,000        871,000
  Provision for litigation settlement..................               -               -      1,400,000
  Settlement of vendor dispute paid in common stock....          15,000               -              -
  Non-cash interest expense............................         786.000       1,721,000              -
  Interest on debentures paid in common stock..........         153,000         191,000              -
  Compensation related to stock options and warrants...          72,000          40,000              -
  Deferred compensation recognized.....................               -               -         14,000
  Deferred income taxes................................               -       1,271,000       (128,000)
  Loss on disposal of assets...........................         741,000               -              -
  Furniture and equipment reserve......................         696,000               -         16,000
  Changes in operating assets and liabilities:
   Accounts receivable.................................        (740,000)     (1,740,000)    (1,361,000)
   Income taxes receivable.............................       1,984,000        (985,000)      (999,000)
   Inventories.........................................       2,035,000      (7,167,000)    (4,260,000)
   Prepaid expenses and other current assets...........        (160,000)        746,000       (423,000)
   Other assets........................................         254,000          31,000         25,000
   Accounts payable and accrued expenses...............       1,840,000       7,081,000      4,994,000
   Payroll related liabilities.........................      (1,100,000)        269,000        343,000
   Other liabilities...................................        (928,000)        929,000              -
                                                           ------------    ------------    -----------
Net cash used in operating activities..................      (6,545,000)    (14,889,000)      (713,000)
                                                           ------------    ------------    -----------
Cash Flows from Investing Activities
Sale of short-term investments.........................               -               -      2,436,000
Purchase of furniture and equipment....................      (1,320,000)       (904,000)    (1,841,000)
Proceeds from the sales of furniture and equipment.....          27,000            -  s              -
                                                           ------------    ------------    -----------
Net cash provided by (used in) investing activities....      (1,293,000)       (904,000)       595,000
                                                           ------------    ------------    -----------
Cash Flows from Financing Activities
Proceeds from note payable.............................       2,890,000       8,276,000              -
Principal payments on note payable to bank.............               -      (5,000,000)    (1,400,000)
Proceeds from issuance of debentures...................               -      15,000,000              -
Payment of debt issuance costs.........................               -        (900,000)             -
Principal payments on long-term debt and
 capital lease obligations.............................               -               -        (39,000)
Dividends..............................................        (175,000)
Dividends (paid to stockholders) repaid to Company.....               -               -         80,000
Proceeds from exercise of stock options................           1,000          63,000        191,000
Tax benefit from exercise of stock options.............           3,000          11,000         70,000
Proceeds from issuance of stock through the
 employee stock purchase plan..........................         118,000          98,000        134,000
                                                           ------------    ------------    -----------
Net cash provided by (used in) financing activities....       2,837,000      17,548,000       (964,000)
                                                           ------------    ------------    -----------
Effect of exchange rate changes on cash................               -          94,000       (178,000)
                                                           ------------    ------------    -----------
Increase (decrease) in cash and cash equivalents.......      (5,001,000)      1,849,000     (1,260,000)
Cash and cash equivalents at beginning of year.........       5,455,000       3,606,000      4,866,000
                                                           ------------    ------------    -----------
Cash and cash equivalents at end of year...............    $    454,000    $  5,455,000    $ 3,606,000
                                                           ============    ============    ===========

The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                                                               Years Ended
                                             -----------------------------------------------
                                             December 27,      December 28,     December 30,
                                                 1997              1996             1995
                                             -------------   ----------------   ------------
                                             (UNAUDITED)     SEE EXHIBIT 23.2
Supplemental Cash Flow Information:
Cash paid during the year for:
 Interest.................................     $  642,000          $  306,000       $ 45,000
                                             ============          ==========   ============
 Income taxes.............................     $    1,000          $   15,000       $670,000
                                             ============          ==========   ============
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
 Common stock issued upon conversion of
  debentures, net.........................     $6,068,000          $8,085,000       $      -
                                             ============          ==========   ============
 Common stock issued for settlement
  of stockholder lawsuit..................   $          -          $1,400,000       $      -
                                             ============          ==========   ============
  Additional paid-in capital related to
  debenture embedded interest.............   $          -          $2,507,000       $      -
                                             ============          ==========   ============

The accompanying notes are an integral part of these financial statements.

                              PINNACLE MICRO, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 27, 1997
                                 (UNAUDITED)

    THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A
RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K.

1.  Summary of Significant Accounting Policies

Organization

Pinnacle Micro, Inc., (the "Company") acquires, manufactures and markets optical storage systems for data intensive applications for use both with stand-alone and networked personal computers and workstations. The financial statements include the accounts of Pinnacle Micro, Inc., and its foreign branches, Nippon Pinnacle Micro and Euro Pinnacle Micro. Euro Pinnacle Micro was closed during 1997 and Nippon Pinnacle Micro was closed during 1996 (see Note 8).

This summary of the Company's significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles. Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the amounts reported in the financial statements. Actual results could vary for the estimates that were used.

Fiscal Years

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal 1997 ended on December 27, 1997, fiscal 1996 ended on December 28, 1996 and fiscal 1995 ended on December 30, 1995. Prior to 1995 all fiscal years ended on December 31.

Revenue Recognition

The Company recognizes product sales revenue at the time of shipment and records a reserve for estimated sales returns and price adjustments. The Company has agreements with its resellers which, under certain circumstances, provide for stock rotation for slow-moving items and price protection for inventories held by the resellers at the time of published price reductions. It is reasonably possible that the Company's estimates of sales returns and price adjustments may change.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The amount of cash equivalents reported in the financial statements approximates fair value. The Company invests its cash and cash equivalents with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

Accounts Receivable

Accounts receivable (less allowance for doubtful accounts) are recorded at net realizable value. The amount of accounts receivable reported in the financial statements approximates fair value. Company management has estimated the allowance

                              PINNACLE MICRO, INC.

                         NOTES TO FINANCIAL STATEMENTS

for doubtful accounts. It is reasonably possible that the Company's estimate of the collectibility of accounts receivable will change.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). It is reasonably possible that the Company's estimate of market will change.

                              PINNACLE MICRO, INC.

1.  Summary of Significant Accounting Policies (continued)

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

The Company's policy is to evaluate the remaining life and recoverability of furniture and equipment in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property, plant and equipment will change.

Debt Issuance Costs

The costs related to the issuance of the convertible debentures are capitalized and amortized over the terms of the related debt.

Notes Payable

The amount of the notes payable reported in the financial statements approximates fair value because of the short maturity of those instruments.

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $2,622,000, $5,916,000 and $6,472,000 for the years ended December 27, 1997, December 28, 1996, and December 30, 1995, respectively.

Income Taxes

Deferred income taxes are recorded for the temporary differences between the Company's financial statements and tax returns in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the law or rates.

Stock-Based Compensation

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see Note 7).

Foreign Currency Transactions

On January 1, 1995, the Company changed the functional currency of its branch located in Japan (Nippon Pinnacle Micro) to the local functional currency and, accordingly, the foreign currency denominated assets and liabilities were translated to U.S. dollars at the year-end exchange rate. The effects of translation are recorded as a separate component of stockholders' equity through the date that Nippon Pinnacle Micro was closed during 1996 (see Note 8). Exchange gains and losses arising from

                              PINNACLE MICRO, INC.

1.  Summary of Significant Accounting Policies (continued)

Foreign Currency Transactions (continued)

transactions denominated in foreign currencies are translated at average exchange rates. The effects of translation are recorded as a separate component of stockholders' equity through the date that Nippon Pinnacle Micro was closed during 1996 (see Note 8). Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. Net foreign currency transaction gains of $478,000 and losses of $473,000 were realized in 1996 and 1995, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations. There were no foreign currency transaction gains or losses in 1997.

Substantially all of the transactions of the Company's branch in the Netherlands (Euro Pinnacle Micro) are denominated in U.S. dollars and accordingly no remeasurement of foreign currency is necessary as the accounts are maintained in U.S. dollars. Euro Pinnacle Micro was closed in 1997.

Foreign currency forward contracts are entered into from time to time to offset the effects of exchange rate changes on transactions denominated in foreign currencies. These contracts generally have maturity dates that do not exceed three months. Gains and losses on contracts which effectively hedge foreign currency transactions are deferred and included in income as part of those transactions. The aggregate contract value of instruments used to buy U. S. dollars in exchange for Japanese Yen was approximately $3,204,000 at December 30, 1995. There were no such contracts entered into at December 27, 1997 or December 28, 1996. The carrying value of the foreign currency contracts approximated their fair market value. The counter parties to these transactions were major international financial institutions.

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

Net Income (Loss) Per Share

In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS-128"), Earnings Per Share. FAS-128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted income
(loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options or in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and therefore excluded from the calculation. The weighted average number of shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All income
(loss) per share amounts for all prior periods have been restated to conform to the requirements of FAS-128.

                              PINNACLE MICRO, INC.

1.  Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share (continued)

The weighted average common shares outstanding used in the computation of income
(loss) per share have been retroactively restated to reflect the 1995 stock dividend (see Note 7).

Estimated Accrual for Warranty Claims

The Company sells the majority of its products to customers along with unconditional repair or replacement warranties. The accompanying financial statements for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 include provisions of $225,000, $100,000, and $110,000 for estimated warranty claims based on the Company's experience relative to the amount of claims actually made. It is reasonably possible that the Company's estimate of the accrued warranty claims will change.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to be consistent with the 1996 and 1997 presentation.

New Accounting Pronouncements

In June 1997, the FASB issued FAS-130, Reporting Comprehensive Income. FAS-130 establishes reporting and display requirements with respect to comprehensive income and its components. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other compressive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This Statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for prior periods for comparative purposes. The Company does not expect adoption of FAS-130 to have a material effect, if any, on its financial condition or results of operations.

In February 1997 FAS-129, Disclosure of Information about Capital Structure, was issued by the FASB and is effective for fiscal years beginning after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Account Principles Board ("APB") 15, which has been superseded by FAS-128. The Company does not expect adoption of FAS-129 to have a material effect, if any, on its financial condition or results of operations.

In June 1997, the FASB issued FAS-131, Disclosures about Segments of an Enterprise and Related Information. FAS-131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS-131 was effective for fiscal years which began after December 15, 1997. The adoption of FAS-131 had no impact on the Company's results of operations, financial position or cash flows.

During October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued State of Position ("SOP") 07-2, Software Revenue Recognition. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

                              PINNACLE MICRO, INC.

2.  Going Concern Issues

The Company faces severe operating and financial difficulties. For the year ended December 27, 1997, the Company incurred a net loss of $30,229,000. As of December 27, 1997, The Company had a working capital deficiency of $15,928,000, and a stockholders' deficit of $15,470,000. Realization of the carrying values of the assets included in the balance sheet as of December 27, 1997, is dependent upon the Company's successful future operations.

As a result of continuing significant losses, the Company has experienced difficulty in paying its trade debt on a timely basis. The Company sought the cooperation of its creditors in a restructuring of its trade debt in July 1997. A committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee has agreed to several moratoriums on the payment of the Company's outstanding unsecured debt. The Company is currently operating under an informal moratorium with no defined termination date. No assurance can be given that the creditors' committee will continue the moratorium. In the event the Company is unable to obtain additional extensions of the moratorium it may be unable to continue to operate as a going concern and will seek protection under the Federal Bankruptcy laws.

There is no forbearance agreement in place with the Company's secured lender and none is currently expected to be executed, although the Company's secured lender has continued to provide borrowings to the Company. The Company has been actively soliciting the involvement of alternative lenders. There can be no assurance, however, that the Company will be successful in finding a replacement lender or that its current lender will continue to provide funding for the Company's operating needs. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. While the lender has cooperated thus far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment, will be unable to continue to operate as a going concern and will seek protection under the Federal Bankruptcy laws.

The Company expects to incur a net loss for the first quarter of 1998 which ended March 27, 1998. Although the loss is expected to be lower than any quarterly loss recorded since the Company's last profitable quarter, the third quarter of 1995, the Company must become profitable. The Company cannot continue to offset operating losses with asset reductions. Furthermore, the Company is severely restricted as to the amount of borrowings its secured lender will permit. There can be no assurance that the Company will be able to operate profitably or that its secured lender will continue to provide funds to operate the business which will result in the Company seeking protection under the Federal bankruptcy laws.

Virtually all of the Company's vendors will only sell to the Company on a prepay basis.

Because of the significant facts and uncertainties described in the preceding paragraphs, there can be no assurance that the Company will be able to continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Inventories

  Inventories consist of the following:

                                                   1997          1996
                                                   ------------------------
                                                   (UNAUDITED)          SEE
                                                                    EXHIBIT
                                                                        23.
  Components and work-in-process                   $12,210,000  $15,086,000
  Finished goods                                     2,182,000    3,723,000
  Reserve for excess inventory and obsolescence     (7,988,000)  (1,095,000)
                                                   ------------------------
                                                   $ 6,404,000  $17,714,000
                                                   ========================

                              PINNACLE MICRO, INC.

3.  Inventories (continued)

Management has determined the reserve for excess inventory and obsolescence by reviewing expected product life cycles, assessing current inventory levels and analyzing projected sales levels. Inventory in excess of expected sales requirements and inventory expected to become obsolete has been fully reserved.

4.  Furniture and Equipment

  Furniture and equipment consists of the following:

                                            1997              1996
                                         -------------------------------
                                         (UNAUDITED)    SEE EXHIBIT 23.
  Furniture and equipment                $ 2,662,000      $ 2,587,000
  Computers                                1,661,000        1,601,000
  Tooling                                          -          757,000
  Leasehold improvements                           -          270,000
                                         ----------------------------
                                           4,323,000        5,215,000
  Accumulated depreciation and
   amortization                           (3,179,000)      (3,476,000)
  Reserve for furniture and
   equipment disposition                    (697,000)      (3,476,000)
                                         ----------------------------
                                         $   447,000      $ 1,739,000
                                         ============================

The reserve for furniture and fixture disposition has been estimated by management based upon the Company's current utilization of computers and furniture and equipment. All computers or furniture and equipment which are not being utilized have been reserved for any amounts in excess of their market value. Assets which cannot be located have been fully reserved.

5.   Note Payable

The Company has a $10,000,000 revolving line of credit agreement with a lending institution which is collateralized by substantially all assets of the Company and which expires on September 30, 1998. Outstanding borrowings on this line of credit were $6,166,000 and $3,276,000 at December 27, 1997 December 28, 1996,
respectively. The total unused amount available at December 27, 1997 was zero and at December 28, 1996 was $6,030,000. Borrowings on this line credit are based on a percentage of eligible accounts receivable and inventories. As of December 27, 1997, the Company was not in compliance with the terms of the line of credit and had borrowed in excess of its available credit under the eligibility formulas. If it is in compliance with the terms of the line of credit, the Company can obtain up to $3,500,000 in letters of credit pursuant to this agreement; there were no such obligations under standby letters of credit at December 27, 1997 or December 28, 1996. Interest is payable monthly at the institution's reference rate (8.50% at December 27, 1997 and 8.25% at December 28, 1996) plus 1.75%. At December 27, 1997, the Company was not in compliance with the principal terms of the line of credit agreement. At December 28, 1996, the Company was in compliance with all terms of the line of credit agreement. The current line of credit replaced a prior $5,000,000 line of credit with a different lending institution which had no amounts outstanding at December 30, 1995.

The maximum amount outstanding under the Company's lines of credit at the end of any month was $7,762,000 in 1997 and $5,000,000 in 1996. Average monthly borrowings were $5,630,000 at a weighted average interest rate of 11.03% for 1997 and $2,239,000 at a weighted average interest rate of 9.57% for 1996.

6.  Convertible Debentures

In July 1996, the Company completed its first offshore placement of $10,000,000 principal amount of convertible subordinated 8% debentures due July 2001. The $10,000,000 placement yielded aggregate net proceeds of $9,400,000 after commissions and fees to First Bermuda Securities Limited ("First Bermuda"). First Bermuda also received additional compensation in the form of 73,846 warrants exercisable for five years at a price of $8.125 which was 125% of the closing bid price on the closing date. First Bermuda received customary piggyback registration rights beginning 90 days from the closing date and demand rights after two years. The debenture holders may convert the principal of the 8% debentures in thirds, at discounts from the then market price of 15%, 17.5% and 20%, in intervals commencing 60, 90 and 120 days after the closing, respectively.

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

According to the views of certain members of the Staff of the SEC, convertible debt instruments which are convertible at a discount to market should be accounted for by treating such discount as additional interest expense. The Company has computed the amount of the discount based on the difference between the conversion price and fair value of the underlying common stock on the date the debentures were issued. The Company conformed to those views and recorded $2,507,000 as additional paid-in capital for the discount related to the embedded interest in the convertible debentures. Of this amount, $786,000 and $1,721,000, in 1997 and 1996, respectively, has been amortized and is included in the caption "Non-cash interest expense related to convertible debentures" in the accompanying statements of operations (see Note 13).

As of December 28, 1996, debentures aggregating $8,578,000 had been converted into 1,801,381 shares of common stock at conversion prices ranging from $3.15 to $6.44 per share. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 41,783 shares of common stock were issued for $191,000 of interest payable on the converted debentures.

As of December 27, 1997, debentures from both the December placement and the prior placement made in July 1996, aggregating $6,422,000 were converted into 4,367,979 shares of common stock at conversion prices ranging from $4.16 to $0.53 per share. Stockholders' equity was increased by the full amount of the debentures converted less the unamortized debt issuance costs. In addition, 108,110 shares of common stock were issued for $153,000 of interest payable on the converted debentures. All of the debentures were converted during 1997.

7.  Stockholders' Equity

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

The Company anticipates any future earnings will be retained for use in the business. The Company paid a 50% stock dividend on December 15, 1995, to stockholders of record as of December 1, 1995. A total of 2,622,518 shares and less than $1,000 of cash for fractional shares were distributed as part of this stock dividend. All references in the financial statements to share amounts, per share amounts and stock plan data have been restated to reflect this stock dividend. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, the Company's line of credit agreement restricts the Company's ability to pay cash dividends on its capital stock.

Stock Options and Stock Purchase Plans

Under terms of the Company's stock option plans (the "Plans"), 3,605,000 shares of the Company's common stock are reserved for the granting of incentive stock options and nonqualified stock options, and the sale of restricted common stock to the Company's key employees and non-employee directors. Options may not be granted at a price that is less than fair market value on the date of grant, as determined by the Company's Board of Directors, while restricted common stock may be sold at any price. Options generally vest over 36 months and must be exercised within 10 years from the date of grant. During 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan under which eligible directors will automatically receive initial option grants to purchase 25,000 shares upon joining the Company's board of directors and additional option grants to purchase 10,000 shares after each subsequent annual meeting of the Company's stockholders. For financial reporting purposes, compensation expense, representing the excess of the deemed value for accounting purposes of the stock issuable upon exercise of the options over the aggregate exercise price of such options, amounting to $50,000, was deferred in 1992 and was amortized over the vesting periods of the respective option grants. This compensation expense was fully amortized at December 30, 1995. During 1997 and 1996, the Company recognized $72,000 and $9,000, respectively, of compensation expense related to the issuance of stock options to non-employees. There was no such expense for the year 1995.

The following is a summary of the activity under the Company's stock option plans:

                                              Number of Shares    Option Price
                                                Under Option       per Share
                                              ----------------    -------------
Options outstanding at December 31, 1994           288,816        $.33 - 12.00
  Granted                                          737,700        6.41 - 15.17
  Exercised                                        (24,055)        .87 -  8.83
  Canceled                                         (95,007)       6.41 - 11.17
                                              ----------------    -------------
Options outstanding at December 30, 1995           907,454         .33 - 15.17
  Granted                                        1,841,175        3.69 - 15.00
  Exercised                                        (15,010)        .33 -  6.59
  Canceled                                      (1,080,886)        .33 - 15.17
                                              ----------------    -------------
Options outstanding at December 28, 1996         1,652,733         .33 - 15.17
  Granted                                          958,450         .75 -  4.81
  Exercised                                         (1,500)                .88
  Canceled                                      (1,891,326)        .88   15.17
                                              ----------------    -------------
Options outstanding at December 27, 1997           718,357        $.33 - 14.25
                                              ================    =============

The weighted average option price per share was $4.77, $6.40 and $7.15 for options outstanding at December 27, 1997, December 28, 1996 and December 30, 1995, respectively.

Information relating to stock options at December 27, 1997 summarized by exercise price is as follows:

       Range of                        Options Outstanding                             Options Exercisable
       --------              ----------------------------------------------       -----------------------------
    Exercise Prices                                Weighted Average                         Weighted Average
    ---------------                        --------------------------------                 ----------------
       Per Share             Shares        Life (Year)       Exercise Price       Shares     Exercise Price
       ---------             -------       -----------       --------------       -------    --------------
 $  0.33 to $  5.50          325,691            8.54               $ 2.63         167,524        $ 2.64
 $  6.00 to $  6.00          260,166            8.73                 6.00         234,499          6.00
 $  6.25 to $  6.25           25,000            8.77                 6.25           8,333          6.25
 $  6.41 to $  6.41            9,000            7.02                 6.41           6,000          6.41
 $  6.59 to $  8.83           91,500            7.17                 7.76          85,000          7.85
 $ 11.00 to $ 11.00            4,250            7.61                11.00           4,000         11.00
 $ 14.25 to $ 14.25            2,750            8.11                14.25             916         14.25
                             -------                                              -------
 $  0.33 to $ 14.25          718,357            8.42               $ 4.77         506,272        $ 5.26
                             =======                                              =======

In addition, the Company has an employee stock purchase plan which allows employees to purchase directly from the Company shares of the Company's common stock at a 15% discount from the market price, and to pay the purchase price in installments by payroll deductions. The Company has reserved 150,000 shares for granting under the employee stock purchase plan. During 1997, 83,906 shares of common stock were purchased under this plan at an average price of $1.41. During 1996 and 1995, 19,737 and 14,938 shares of common stock were purchased under this plan at average prices of $4.95 and $9.04, respectively, prior to considering the impact of the stock dividend. As of December 28, 1996, the Company's employee stock purchase plan liability (included under the caption "Payroll Related Liabilities" in the accompanying balance sheets) totaled $230,000. There was no such liability as of December 27, 1997.

                              PINNACLE MICRO, INC.

7.  Stockholders' Equity (continued)

Stock Options and Stock Purchase Plans (continued)

Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and purchase plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: 0% dividend yield; expected volatility of 30%, 19% and 19%; respectively, risk free interest rates of 5.45%, 6.37% and 6.92%; respectively, and expected lives of 3 years. For purpose of calculating compensation cost in 1997, the offsetting effect of significant cancellations of options granted in prior years would have resulted in a decrease in the net loss and a decrease in the net loss per share on a pro forma basis. This is because the effect of actual forfeitures are recognized as they occur. Accordingly, the actual net loss and pro forma net loss for 1997 are the same.

Under the accounting provisions of FAS 123, the Company's net loss and net loss per share for 1997 would remain unchanged and the net loss and net loss per share for 1996 would have been increased to the pro forma amounts indicated below:

Net loss:                    1997               1996              1995
                         -------------   ------------------   ------------
                          (UNAUDITED)    (SEE EXHIBIT 23.2)
  As reported            $(30,229,000)        $(20,833,000)   $(2,459,000)
  Pro forma              $(30,229,000)        $(21,187,000)   $(2,788,000)
Net loss per share:
  As reported            $      (2.32)        $      (2.52)   $     (0.31)
  Pro forma              $      (2.32)        $      (2.56)   $     (0.36)

8.  Nonrecurring Charges

Restructuring - 1996
--------------------

During 1996, the Company recorded restructuring charges of $3,028,000 for costs associated with the Company's then planned consolidation and transfer of manufacturing operations to Colorado Springs, Colorado and the closing of its branch office in Japan, Nippon Pinnacle Micro. These restructuring charges principally reflected the costs associated with early termination of existing leases, losses from the disposal of assets and severance costs resulting from work force reductions.

During 1996, the Japanese branch office was closed and the Irvine, California manufacturing facility was relocated to Colorado Springs, Colorado. During 1996, charges totaling $678,000 were incurred in connection with this restructuring, including: $421,000 for the write-off of the foreign currency translation upon closing of the Japanese branch office; $107,000 for severance related to the termination of employees who worked in manufacturing and marketing functions; $150,000 for facility and lease terminations. The remaining balance of the restructuring liability as of December 28, 1996 was $2,350,000.

During 1997, charges totaling $806,000 were incurred in connection with the 1996 restructuring for employee severance and lease terminations and $713,000 was recorded for write-offs of leasehold improvements and other assets. As of December 27, 1997, $568,000 of the 1996 restructuring liability was considered to be no longer required principally as a result of more favorable lease terminations than estimated. The $568,000 excess restructuring liability was reversed and is reflected, net, as a reduction to nonrecurring charges in the condensed statement of operations for the year ended December 27, 1997.

                              PINNACLE MICRO, INC.

8.  Nonrecurring Charges (continued)

Restructuring - 1997
--------------------

During 1997, the Company recorded an amount of $2,665,000 for restructuring charges associated with the closing of the Colorado Springs, Colorado facility and the related personnel and additional reductions in force at its Irvine, California facility.

The remaining balance of the combined 1997 and 1966 restructuring liability as of December 27, 1997 was $1,501,000 which related principally to longer-term severance agreements.

Contract Termination
--------------------

In 1996, the Company recorded $1,200,000 for estimated costs associated with changes to a major component contract with a key supplier.

Litigation Settlement and Professional Fees
-------------------------------------------

During 1997, 1996, and 1995 the Company incurred $11,000, $493,000 and $732,000, respectively, for certain professional fees related to litigation and SEC related matters. In addition, the Company incurred $577,000 and $1,400,000 for litigation settlement expenses in 1997 and 1995, respectively (see Note 10).

                              PINNACLE MICRO, INC.

9.  Income Taxes

Income tax expense (benefit) consists of the following:

                                           (UNAUDITED)    (SEE EXHIBIT 23.2)
                                              1997             1996               1995
                                           ------------   --------------     ----------------
Current:                                   $     41,000   $   (1,103,000)    $       (536,000)
  State                                          19,000            1,000                1,000
  Foreign                                        (3,000)          15,000                    -
                                           ------------   --------------     ----------------
                                                 57,000       (1,087,000)            (535,000)
                                           ------------   --------------     ----------------
Deferred:
  Federal                                             -          971,000              (60,000)
  State                                               -          300,000              (68,000)
                                           ------------   --------------     ----------------
                                                      -        1,271,000             (128,000)
                                           ------------   --------------     ----------------
                                           $     57,000   $      184,000     $       (663,000)
                                           ============   ==============     ================

Income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:


                                                1997            1996            1995
                                           ------------   --------------   ----------------
Tax at U.S. Federal statutory rate         $(10,258,000)  $    (7,02,000)       $(1,061,000)
State income taxes                           (2,314,000)           1,000              1,000
Nondeductible expenses                          276,000          595,000            495,000
Tax exempt income                                     -           (1,000)           (45,000)
Adjustment to deferred tax asset
  valuation allowance                        13,194,000        1,271,000                  -
Net operating loss carryforward for which
  no tax benefit has been recognized         (7,033,000)       5,396,000                  -
Effect of graduated rates                     6,304,000
Other                                          (112,000)         (57,000)           (53,000)
                                           ------------   --------------   ----------------
                                           $     57,000   $      184,000        $  (663,000)
                                           ============   ==============   ================

                             PINNACLE MICRO, INC.

9.  Income Taxes (continued)


The components of the deferred income tax assets are as follows:

                                                             1997               1996
                                                             ----               ----
                                                          (UNAUDITED)    (SEE EXHIBIT 23.2)
Deferred tax assets:
 Net operating loss carryforward                         $ 12,505,000       $ 4,591,000
 Accrued restructuring costs and
   other accruals not currently deductible                    643,000           995,000
 Inventory obsolescence reserve                             3,422,000           430,000
 Furniture and equipment                                      562,000           353,000
 Sales returns and allowances for doubtful accounts         1,245,000           294,000
 Research and development credit carryforward                 400,000           190,000
 Other                                                       (601,000)          127,000
                                                         ------------       -----------
Total deferred tax assets                                  18,176,000         6,980,000
Valuation allowance                                       (18,176,000)       (6,980,000)
                                                         ------------       -----------
Net deferred tax asset                                   $          -       $         -
                                                         ============       ===========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's significant losses in 1997 and 1996 and uncertainties surrounding the realization of the net operating loss carryforwards which were generated during 1997 and 1996, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, 100% valuation allowances have been recorded. The net change in the total valuation allowances for the years ended December 27, 1997 and December 28, 1996, were increases of $11,196,000 and $6,980,000, respectively. There was no change in the valuation allowance during 1995. The amount of the valuation allowance could be reduced if estimates of the future taxable income are increased.

At December 27, 1997, the Company has a federal tax net operating loss carryforward of approximately $33,118,000, which expires in 2011 and 2012 and a state net operating loss carryforward of approximately $14,086,000 which expires in 2000, 2001, and 2002.

10.  Commitments and Contingencies

Legal Proceedings
-----------------

In the fourth quarter of 1995, the Company reached a settlement agreement with the plaintiffs who filed the November 20, 1994, class action complaint against the Company, certain of its officers and directors and the Company's then independent auditors, Ernst & Young LLP. This complaint resulted from the Company's restatement of prior financial statements which, most significantly, required approximately $2,400,000 of revenue, $1,400,000 of cost of good sold and $70,000 of selling, general and administrative expenses previously reported as earned or incurred in the quarter ended December 31, 1993 to be reported instead as being earned or incurred in the quarter ended March 31, 1994. The complaint alleged various violations of Federal Securities Laws and claimed unspecified compensatory damages and related fees and costs. The complaint was filed in the United States District Court for the Central District of California under the case name of Kurtz, et al. v. Blum, et al., Case No. SACV94-1043-GLT. The settlement agreement with the plaintiffs concerning this litigation required a cash payment of $925,000 and the issuance of shares of the Company's common stock with a value of $1,400,000. Pursuant to this settlement, the Company's insurance carrier paid $925,000 in cash in December 1995, in connection with a Directors and Officers liability policy purchased by the Company. The Company issued 190,084 shares of common stock valued at $1,400,000 to the plaintiff class and its attorneys during 1996. A provision for this $1,400,000 litigation settlement was included as part of nonrecurring charges in the accompanying 1995 statement of operations (see Note 8).

                              PINNACLE MICRO, INC.

10.  Commitments and Contingencies (continued)

The Company and certain members or former members of its senior management have been the subject of an investigation by the Securities and Exchange Commission (the "SEC") relating principally to the restatement of the Company's previously-reported financial results. The Company and its management have been cooperating fully with the investigation.

The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries relate principally to the 1995 accounting adjustment matters discussed in Note
13.  The Company and its management continue to cooperate fully with the SEC.

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

Operating Leases
----------------

The Company leases its facilities and equipment under various noncancellable operating leases for terms of up to five years. Future minimum lease payments under these leases as of December 27, 1997 are as follows:

                                               (UNAUDITED)
          1998                                 $291,000
          1999                                   47,000
          2000                                   35,000
          2001                                   35,000
          2002                                   35,000
                                               --------
                                               $443,000
                                               --------

Rent expense for 1997 was approximately $2,297,000 which included $721,000 in costs associated with lease terminations, which costs are included in nonrecurring charges in the Statements of Operations. Rent expense was approximately $1,650,000 and $1,531,000 for 1996 and 1995, respectively.

11.  Employee Benefits

The Company maintains an elective retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees are allowed to contribute up to 15% of their cash compensation. The Company can make contributions to the plan at the discretion of management. There were no contributions to the plan in 1997 or 1996. The year 1996 was the first year of the plan.

                              PINNACLE MICRO, INC.

12.  Major Customers, Export Sales and Geographic Segment Information

For 1997, 1996 and 1995, the Company had product sales to one distributor of approximately $7,190,000, $10,847,000 and $10,965,000 or 23%, 18% and 15%,
respectively, of the Company's net sales. The accounts receivable balances from this distributor were $735,000 and $2,820,000 or 10% and 24% of total accounts receivable at December 27, 1997 and December 28, 1996, respectively.

The Company's United States operations include export sales of $4,068,000, $6,568,000 and $10,589,000 for 1997, 1996 and 1995, respectively. The Company exports products direct from the United States to its international customers. Prior to the fourth quarter of 1997, foreign operations were comprised of sales offices in the Netherlands and Japan which were branches of the Company and which were closed in 1997 and 1996, respectively. Inventory was transferred to each of these sales offices at the Company's manufacturing cost. A summary of the Company's operations by geographic region is as follows:

                                  1997            1996            1995
---------------------------------------------------------------------------
                              (UNAUDITED)     (SEE EXHIBIT 23.2)
Net sales:
United States                 $ 27,057,000    $ 48,489,000      $64,142,000
Europe                           4,067,000       9,838,000       15,543,000
Japan                                    0       1,594,000        2,159,000
---------------------------------------------------------------------------
                              $ 31,124,000    $ 59,921,000      $81,844,000
---------------------------------------------------------------------------

Operating income (loss):
United States                 $(30,066,000)   $(17,571,000)     $(3,761,000)
Europe                            (163,000)       (221,000)       1,096,000
Japan                                    0        (671,000)        (609,000)
---------------------------------------------------------------------------
                              $(30,229,000)   $(18,463,000)     $(3,274,000)
---------------------------------------------------------------------------
Identifiable assets:
United States                 $ 12,544,000    $ 37,990,000      $26,912,000
Europe                                   0       1,955,000        3,062,000
Japan                                    0         293,000        2,031,000
---------------------------------------------------------------------------
Total assets                  $ 12,544,000    $ 40,238,000      $32,005,000
---------------------------------------------------------------------------

                              PINNACLE MICRO, INC.

13.  Fourth Quarter Adjustments

1996 Adjustments
----------------

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

1995 Adjustments
----------------

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

The amounts capitalized in 1995 and the aggregate effect of such amounts if they had been properly expensed are as follows:

                                             Aggregate Effect on
      Quarter            Amount      -----------------------------------
       Ended           Capitalized   Net Income    Net Income Per Share
       -----           -----------   -----------   ---------------------
     April 1           $ 38,000      $ (23,000)           $   -
     July 1              69,000        (42,000)               -
     September 30       322,000       (198,000)            (.03)
                       --------
     Total             $429,000
                       ========

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

14.  Related Party Transaction

The Company has a month to month consulting contract for marketing and advertising services with an entity owned by the son of the Company's Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. This other entity also subleases space from the Company on a month to month basis. Total marketing and advertising expense incurred for these services in 1997 was $66,000. Total rental income earned under the sublease was $6,075.

                                                            Schedule II

                              PINNACLE MICRO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                               December 27, 1997

(UNAUDITED)
                                                          Balance at    Charged to                      Balance at
                                                          Beginning     Costs and                         End of
        Description                                       of Period     Expenses       Deductions         Period
        -----------                                       ----------   -----------   --------------    ------------
Year ended December 27, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts                         $  336,000   $   122,000   $      (7,000)*        451,000
  Allowance for product returns and price protection         412,000     7,492,000      (5,449,000)       2,455,000
  Inventory obsolescence reserve                           1,095,000     9,274,000      (2,381,000)**     7,988,000
  Deferred valuation allowance                             6,980,000    11,196,000               -       18,176,000

Year ended December 27, 1996: (SEE EXHIBIT 23.2)
 Deducted from asset accounts:
  Allowance for doubtful accounts                         $  350,000   $   369,000   $    (383,000)*   $    336,000
  Allowance for product returns and price protection         828,000       999,000      (1,415,000)         412,000
  Inventory obsolescence reserve                             783,000       866,000        (554,000)**     1,095,000
  Deferred valuation allowance                                     -     6,980,000               -        6,980,000

Year ended December 30, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts                         $  287,000   $   230,000   $    (167,000)*   $    350,000
  Allowance for product returns and price protection         700,000       128,000               -          828,000
  Inventory obsolescence reserve                             683,000       871,000        (771,000)**       783,000
  Deferred valuation allowance                                     -             -               -                -

----------------------------------
*   Doubtful accounts written off.
**  Disposal of obsolete inventory.