Form 10-Q
period 1998-03-28
PINNACLE MICRO INC
filed 1999-05-18
CIK 904344

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 28, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number:   0-21892



                             PINNACLE MICRO, INC.



              Delaware                       33-0238563
      State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization     Identification No.)



                             PINNACLE MICRO, INC.
                        140 TECHNOLOGY DRIVE, SUITE 500
                           IRVINE, CALIFORNIA  92618
                                (949) 789-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                                     ---

As of April 13, 1999, there were outstanding 14,500,089 shares of Registrant's Common Stock.

                             PINNACLE MICRO, INC.


                                     INDEX


                                                                       PAGE
                                                                       ----
Part I.   Financial Information

          Financial Statements                                          3

          Condensed Balance Sheets at March 28, 1998
          and unaudited December 27, 1997                               3

          Condensed Statements of Operations for the thirteen weeks
          and twenty-six weeks ended March 28, 1998 and March 30, 1997  4

          Condensed Statements of Cash Flows for the twenty-six
          weeks ended March 28, 1998 and March 30, 1997                 5

          Notes to Condensed Financial Statements                       6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8

Part II.  Other Information                                            12

          Submission of Matters to a Vote of Security Holders          12

          Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                                                              March 28,         December 27,
                                                                1998                1997
                                                             (Unaudited)         (Unaudited)
                                                            -------------       -------------
Assets
   Current assets:
      Cash and cash equivalents                             $     384,000       $     454,000
      Accounts receivable, net                                  3,300,000           4,853,000
      Inventories                                               5,632,000           6,404,000
      Prepaid expenses and other current assets                   324,000             375,000
                                                            -------------       -------------
    Total current assets                                        9,640,000          12,086,000

   Furniture and equipment, net                                   314,000             447,000
   Other assets                                                     6,000              11,000
                                                            -------------       -------------
    Total assets                                            $   9,960,000       $  12,544,000
                                                            =============       =============

Liabilities and Stockholders' Equity (Deficit)
   Current liabilities:
      Note payable                                          $   5,618,000       $   6,166,000
      Accounts payable                                         17,755,000          18,581,000
      Accrued expenses                                          2,821,000           3,142,000
      Payroll related liabilities                                 174,000             125,000
                                                            -------------       -------------
    Total current liabilities                                  26,368,000          28,014,000
   Commitments and contingencies
   Stockholders' equity (deficit):
      Common stock                                                 15,000              15,000
      Additional paid-in capital                               34,977,000          34,977,000
      Accumulated deficit                                     (51,400,000)        (50,462,000)
                                                            -------------       -------------
   Total stockholders' equity (deficit)                       (16,408,000)        (15,470,000)
                                                            -------------       -------------
   Total liabilities and stockholders' equity (deficit)     $   9,960,000       $  12,544,000
                                                            =============       =============

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           13 Weeks Ended     13 Weeks Ended
                                              March 28,          March 30,
                                                1998               1997
                                           --------------     --------------
Net sales                                   $ 4,006,000         $14,106,000
Cost of sales                                 2,990,000           9,903,000
                                           --------------     --------------
Gross profit (loss)                           1,016,000           4,203,000

Operating expenses:
  Selling, general and administrative         1,815,000           5,435,000
  Research and development                            -             736,000
  Nonrecurring charges                                -             930,000
                                           --------------     --------------
  Total operating expenses                    1,815,000           7,101,000

Operating loss                                 (799,000)         (2,898,000)
Interest income/expense                        (139,000)         (1,164,000)
Non-cash interest expense related
  to convertible debentures                           -                   -
                                           --------------     --------------
Loss before income taxes                       (938,000)         (4,062,000)
Income tax expense                                    -                   -
                                           --------------     --------------
Net loss                                    $  (938,000)        $(4,062,000)
                                           ==============     ==============
Net loss per share                          $     (0.06)        $     (0.28)
                                           ==============     ==============
Weighted average
  common shares outstanding                  14,500,089          14,485,000
                                           ==============     ==============

               The accompanying notes are an integral part of these
                        condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      13 Weeks Ended           13 Weeks Ended
                                                                      March 28, 1998           March 30, 1997
                                                                      --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $     (938,000)          $   (4,062,000)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization                                           126,000                  300,000
     Provision for product returns and price protection                       12,000                       (1)
     Provision for inventory obsolescence                                          -                  300,000
     Interest on debentures paid in common stock                                   -                   67,000
     Non-cash interest expense                                                     -                  744,000
     Compensation related to stock options and warrants                                                64,000
     Changes in operating assets and liabilities:
          Accounts receivable                                              1,553,000                 (258,000)
          Income taxes receivable                                                  -                   (4,000)
          Inventories                                                        772,000               (2,734,000)
          Prepaid expenses and other current assets                           51,000                   73,000
          Other assets                                                         5,000                  82,000
          Accounts payable and accrued expenses                           (1,147,000)              (2,129,000)
          Payroll related liabilities                                         49,000                  (53,000)
          Other liabilities                                                        -                 (138,000)
                                                                      --------------           --------------
     Net cash provided by (used in) operating activities                     483,000               (7,749,000)
                                                                      --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of furniture and equipment                             -                    1,000
     Purchase of furniture and equipment                                      (5,000)              (1,185,000)
                                                                      --------------           --------------
     Net cash used in investing activities                                    (5,000)              (1,184,000)
                                                                      --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash provided by (used to) repay note payable                      (548,000)               4,326,000
     Proceeds from exercise of stock options                                       -                   16,000
     Tax benefit from exercise of stock options                                    -                    3,000
     Proceeds from issuance of stock through
          the employee stock option plan                                           -                   43,000
                                                                      --------------           --------------
     Net cash provided by (used in) financing activities                    (548,000)               4,388,000
Effect of exchange rate changes on cash                                            -                        -
                                                                      --------------           --------------
Decrease in cash and cash equivalents                                        (70,000)              (4,545,000)
Cash and cash equivalents at beginning of period                             454,000                5,455,000
                                                                      --------------           --------------
Cash and cash equivalents at end of period                            $      384,000           $      910,000
                                                                      ==============           ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                         $      139,000           $      198,000
                                                                      ==============           ==============
     Income taxes                                                                  -                        -
                                                                      ==============           ==============

                             PINNACLE MICRO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                                MARCH 28, 1998
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Interim Period Accounting Policies

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 27, 1997. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen weeks ended March 28, 1998 and March 30, 1997.

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

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 and 131, Reporting Comprehensive Income (SFAS 130) and Disclosure About Segments of an Enterprise and Related Information (SFAS 131), respectively (collectively, the "Statements"). The statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's financial position, results of operations or cash flow. . In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

2.   NET INVENTORIES

     Inventories consist of the following:

                                                  March 28,  December 27,
                                                    1998         1997
                                                 ----------  ------------
     Components and
      work-in-process                            $4,876,000    $4,222,000
     Finished goods                                 756,000     2,182,000
                                                 ----------  ------------
                                                 $5,632,000    $6,404,000
                                                 ==========  ============

3. CONTINGENCIES

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by Court as well as approval by the members of the class. The Company's insurers agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieved certain positive financial results prior to the Federal Court's final approval of the settlement. Although the Company did not concede that any portion of the class action settlement is allocable to the Company, the Company agreed to the terms of the settlement to avoid further costs. The Company's portion of the settlement, which totaled $232,000, was included in the results of operations for the fourth quarter ended December 27, 1997.

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

     The resignation of the Company's prior independent public accountants on February 20, 1996, led to additional inquiries by the SEC. These inquiries related principally to the accounting matters discussed in the December 27, 1998 Form 10-K. The inquiries by the SEC were concluded as part of the resolution of the SEC's investigation.

     The Company is also subject to other legal proceedings and claims that arise in the normal course of business. The outcome of these proceedings cannot be predicted with certainty.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Adverse operating results - at the date of this filing the Company has continued to incur significant losses and has experienced severe cash constraints. Sales have continually declined in light of significant competition, price pressures and the uncertainty on the part of potential customers over the financial condition of the Company. Further, the Company has been unable to raise alternative sources of funding to fund operating losses. All of these factors have had a material impact on the Company and its results of operation. Absent an immediate infusion of capital or significantly increased sales the Company will seek protection under the Federal bankruptcy laws.

Net Sales

Net sales were $14,106,000 and $4,006,000 for the thirteen weeks ended March 30, 1997 and March 28, 1998, respectively, representing a year to year decrease of 71.6%. These significant decreases are primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis.

Gross Profit (Loss)

Gross profit decreased from 4,203,000 for the thirteen weeks ended March 30, 1997, to $1,016,000 for the thirteen weeks ended March 28, 1998. As noted above, the Company has experienced increased competition in the recordable CD market for its current products and this competition placed additional pressures on selling prices and gross margins during the first quarter of 1998, and is expected to continue placing pressure on gross margins in future periods for existing products.

Selling, General and Administrative

Selling, general and administrative expenses were $5,435,000 and $1,815,000 in the thirteen weeks ended March 30, 1997 and March 28, 1998, respectively, and represented 38.5% and 45.3% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the reduction of Company personnel.

Research and Development

Research and development expenses were $736,000 and $0 for the thirteen weeks ended March 30, 1997 and March 28, 1998, respectively, or 5.2% and 0% of net sales. The decrease in research and development expenses related to the Company's discontinuation of the Colorado Research facility and its decision to focus on out-sourced products and services in order to meet future product needs

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $384,000 at March 30, 1998 were $70,000 lower than the $454,000 balance at December 27, 1997.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1998. However, as of the date of this filing the company had secured an extension through December 31, 1999. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the

Company frequently has exceeded the maximum available under the line of credit. Borrowings under the line of credit totaled $6,166,000 at December 27, 1997 and $5,618,000 at March 28, 1998. The Company's inability to increase sales and find alternative sources of funding have severely impacted the Company and will result in the Company seeking creditor protection under the Federal Bankruptcy Act.

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

In the event that the Company is unable to locate a financial partner or other sources of funding to meet its current cash needs, it may be unable to continue to operate as a going concern and will be required to seek protection under the Federal Bankruptcy Laws.

GENERAL AND RISK FACTORS

Sales and Marketing

The Company's sales continue to decline as a result of intense competition, reduced prices , the inability to market the product as a result of cash constraints, and the lack of resources to pursue alternative products. Consequently, a continued decline in sales and the inability to find alternative sources of cash will require the Company to seek creditor protection under the Federal bankruptcy laws.

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

The Company's component purchases, production and spending levels are made based upon forecasted demand for the Company's products. Accordingly, any inaccuracy in forecasting will adversely affect the Company's results of operations. As is common in many high technology companies, the Company's shipments tend to be disproportionately higher in the latter part of each quarter. Past results are not necessarily indicative of future performance for any particular period.

The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. The Company faces competition from much larger magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have engineering and manufacturing experience greater than the Company, and may be able to bring comparable or superior products to market which, will negatively impact the results of the Company.
The Company faces increasing competition in the "3R" or removable, rewritable and random access storage market from companies such as Iomega and Sony.

There can be no assurance that there will be acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins. The absence of either will require the Company to seek creditor protection under Federal bankruptcy law.

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



Date:  May 12, 1999        By:  \s\ William F. Blum
                              -------------------------------------
                              William F. Blum
                              Director, Chairman, President, Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
                              (Duly Authorized Officer)