Form 10-Q
period 1998-06-27
PINNACLE MICRO INC
filed 1999-05-18
CIK 904344

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1998

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes _____  No   X  .
                                                         -----

As of April 13, 1999 there were outstanding 14,500,089 shares of Registrant's Common Stock.

                              Page 1 of 13 pages

                             PINNACLE MICRO, INC.


                                     INDEX


                                                                       PAGE
                                                                       ----
Part I.   Financial Information

          Financial Statements                                          3

          Condensed Balance Sheets at September 26, 1998
          and unaudited December 27, 1997                               3

          Condensed Statements of Operations for the thirteen weeks
          and twenty-six weeks ended June 27, 1998 and June 28, 1997    4

          Condensed Statements of Cash Flows for the twenty-six
          weeks ended June 27, 1998 and June 28, 1997                   5

          Notes to Condensed Financial Statements                       6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8

Part II.  Other Information                                            12

          Submission of Matters to a Vote of Security Holders          12

          Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

                                    PART I
                             FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS

                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS

                                                            June 27,           December 27,
                                                              1998                 1997
                                                              ----                 ----
                                                          (Unaudited)          (Unaudited)
Assets
  Current assets:
  Cash and cash equivalents                               $    376,000         $    454,000
  Accounts receivable, net                                   1,711,000            4,853,000
  Inventories                                                5,367,000            6,404,000
  Prepaid expenses and other current assets                    329,000              375,000
                                                          ------------         ------------
   Total current assets                                      7,783,000           12,086,000
  Furniture and equipment, net                                 210,000              447,000
  Other assets                                                  68,000               11,000
                                                          ------------         ------------
   Total assets                                           $  8,061,000         $ 12,544,000
                                                          ============         ============

Liabilities and Stockholders' Equity
  Note payable                                            $  5,332,000         $  6,166,000
  Accounts payable                                          17,462,000           18,581,000
  Accrued expenses                                           2,752,000            1,641,000
  Accrued restructuring                                              -            1,501,000
  Payroll related liabilities                                  107,000              125,000
                                                          ------------         ------------
   Total current liabilities                                25,653,000           28,014,000
  Commitments and contingencies
  Stockholders' equity:
   Common stock                                                 15,000               15,000
   Additional paid-in capital                               34,977,000           34,977,000
   Accumulated deficit                                     (52,584,000)         (50,462,000)
                                                          ------------         ------------
     Total stockholders' equity                            (17,592,000)         (15,470,000)
                                                          ------------         ------------
      Total liabilities and stockholders' equity          $  8,061,000         $ 12,544,000
                                                          ============         ============

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             13 Weeks Ended        13 Weeks Ended      26 Weeks Ended      26 Weeks Ended
                                              June 27, 1998         June 28, 1997       June 27, 1998       June 28, 1997
                                              -------------         -------------       -------------       -------------
Net sales                                      $  1,868,000         $  11,277,000       $   5,874,000       $  25,383,000
Cost of sales                                     1,527,000            10,768,000           4,516,000          22,046,000
                                               ------------         -------------       -------------       -------------
Gross profit                                        341,000               509,000           1,358,000           3,337,000
                                               ------------         -------------       -------------       -------------

Operating expenses:
 Selling, general and administrative              1,372,000             4,163,000           3,188,000           8,904,000
 Research and development                                 -             1,083,000                   -           2,248,000
 Nonrecurring charges                                     -                     -                   -                   -
                                               ------------         -------------       -------------       -------------
 Total operating expenses                         1,372,000             5,246,000           3,188,000          11,152,000
                                               ------------         -------------       -------------       -------------

Operating loss                                   (1,031,000)           (4,737,000)         (1,830,000)         (7,815,000)
Interest expense                                   (153,000)             (254,000)           (292,000)         (1,217,000)
                                               ------------         -------------       -------------       -------------
Income loss before income taxes                  (1,184,000)           (4,991,000)         (2,122,000)         (9,032,000)
Income tax expense                                        -                     -                   -              22,000
                                               ------------         -------------       -------------       -------------
Net loss                                       $ (1,184,000)        $  (4,991,000)      $  (2,122,000)      $  (9,054,000)
                                               ============         =============       =============       =============

Net loss per share                             $      (0.08)        $       (0.39)      $       (0.15)      $       (0.77)
                                               ============         =============       =============       =============

Weighted average
 common shares outstanding                       14,500,089            12,957,000          14,500,089          11,747,000
                                               ============         =============       =============       =============


The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           26 Weeks Ended   26 Weeks Ended
                                                            June 27, 1998    June 28, 1997
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(2,122,000)     $(9,054,000)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Loss from disposal of assets                                       0           40,000
     Depreciation and amortization                                231,000          661,000
     Provision for doubtful accounts                                2,000          140,000
     Interest on debentures paid in common stock                        0          151,000
     Provision for product returns and price protection             9,000           81,000
     Provision for inventory obsolescence                               0        1,626,000
     Non cash interest expense                                          0          786,000
     Compensation related to stock options and warrants                 0           72,000
     Changes in operating assets and liabilities:
      Accounts receivable                                       3,142,000        1,972,000
      Income taxes receivable                                           0        1,035,000
      Inventories                                               1,037,000       (1,877,000)
      Prepaid expenses and other current assets                    46,000         (380,000)
      Other assets                                                (57,000)         110,000
      Accounts payable and accrued expenses                    (1,119,000)         619,000
      Payroll related liabilities                                 (18,000)        (433,000)
      Other liabilities                                          (390,000)        (520,000)
                                                              -----------      -----------
   Net cash provided by (used in) operating activities          1,215,000       (4,971,000)
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposal of furniture and equipment                    0           30,000
   Purchase of furniture and equipment                              5,000       (1,332,000)
                                                              -----------      -----------
     Net cash used in investing activities                         (5,000)      (1,302,000)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (Payments on) note payable, net                 (834,000)       3,070,000
   Proceeds from exercise of stock options                              0           16,000
   Tax benefit from exercise of stock options                           0            3,000
   Proceeds from issuance of stock through
     the employee stock purchase plan                                   0          118,000
                                                              -----------      -----------

   Net cash provided by (used in) financing activities           (834,000)       3,207,000
                                                              -----------      -----------


Decrease in cash and cash equivalents                             (78,000)      (3,066,000)
Cash and cash equivalents at beginning of period                  454,000        5,455,000
                                                              -----------      -----------

Cash and cash equivalents at end of period                    $   376,000      $ 2,389,000
                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                       293,000          540,000
   Income Taxes                                                         -                -

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 JUNE 27, 1998
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Period Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 27, 1997. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position as of June 27, 1998 and results of operations and cash flows as of and for the twenty-six weeks ended June 27, 1998 and June 28, 1997.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131,Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 are effective for the year ended January 31, 1999. The Company has determined that it does not have any separately reportable business segments as of January 31, 1999 and 1997, respectively. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Software for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

2.  NET INVENTORIES

    Net Inventories consist of the following:

                                                      June 27,    December 27,
                                                        1998          1997
                                                        ----          ----
     Components and
      work-in-process                                $5,964,000    $4,222,000
     Finished goods                                     597,000     2,182,000
                                                     ----------    ----------
                                                     $5,367,000    $6,404,000
                                                     ==========    ==========

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

Net Sales

Net sales were $11,277,000 and $1,868,000 for the thirteen weeks ended June 28, 1997 and June 27, 1998, respectively, representing a decrease of 91.9%. Net sales were $25,383,000 and $5,874,000 for the twenty-six weeks ended June 28, 1997 and June 28, 1997, respectively, representing a decrease of 76.8%. These decreases were primarily attributable to decreased unit sales and average sales prices of the Company's current products as a result of intense competition in the industry.

A major contributing factor to lower sales in sequential quarters was the Company's shortage of cash. Several key vendors will only ship to the Company on a prepay basis with which the Company has had difficulty complying, and, accordingly the Company's ability to purchase key components has been limited. As a result, sales were adversely affected.

Gross Profit

Gross profit decreased from $509,000 for the thirteen weeks ended June 28, 1997 to $341,000 for the thirteen weeks ended June 27, 1998, and decreased as a percentage of sales from 4.5% to 20.5%. Gross profit decreased from $3,337,000 for the twenty-six weeks ended June 28, 1997 to $1,358,000 for the twenty-six weeks ended June 27, 1998, and increased as a percentage of sales from 13.1% to approximately 23.1%. The company experienced increased competition in the recordable CD market for the current product.

Gross profit decreased from $509,000 for the thirteen weeks ended June 28, 1997 to $341,000 for the thirteen weeks ended June 27, 1998. These decreases are related to lower volume sales.

Selling, General and Administrative

Selling, general and administrative expenses were $4,163,000, and $1,372,000 for the thirteen weeks ended June 28, 1997 and June 27, 1998, respectively, and represented approximately 36.9% and 73.5% of net sales. Selling, general and administrative expenses were $8,904,000 and $3,188,000 for the twenty-six weeks ended June 28, 1997 and June 27, 1998, respectively, and represented approximately 35.1% and 54.3% of net sales, respectively. The decrease in expenditures resulted primarily from reduced advertising and promotional expenditures and the reduction of the Company's sales staff.

Research and Development

Research and development expenses were $1,083,000 and $0 for the thirteen weeks ended June 28, 1997 and June 27, 1998, respectively, or approximately 9.6% and 0% of net sales. Research and development expenses were $2,248,000 and $0 for the twenty-six weeks ended June 28, 1997 and June 27, 1998, respectively or 8.9% and 0% of net sales. The decrease in research and development expenses related to the Company's discontinuation of the Colorado Research facility and its decision to focus on outsourced products and services in order to meet future product needs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $376,000 at June 27, 1998 were $78,000 lower than the balance at December 27, 1997.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1998. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently utilizes the maximum available under the line of credit. Borrowings under the line of credit totaled $6,166,000 at December 27, 1997 and $5,332,000 at June 27, 1998. The Company's inability to increase sales and find alternative sources of funding have severely impacted the Company and will result in the company seeking creditor protection under the Federal Bankrupcy Laws.

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

GENERAL AND RISK FACTORS

Sales and Marketing

The Company's sales continue to decline as a result of intense competition, reduced prices, the inability to market the product as a result of cash constraints, and the lack of resources to pursue alternative products. Consequently, a continued decline in sales and the inability to find alternative sources of cash will require the company to seek creditor protection under the Federal Bankrupcy Act.

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

There can be no assurance that there will be acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins. The absence of either will require the Company to seek protection under the Federal Bankruptcy Act.

                                    PART II
                               OTHER INFORMATION


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

 Exhibit Number               Description               Page Number
 --------------               -----------               -----------

      27               Financial Data Schedule


     (b)    Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K, dated May 12, 1999, with the commission announcing Mr. Bruce Bastl's resignation from the Board of Directors.

                                  SIGNATURES

                             PINNACLE MICRO, INC.


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1999           By: /s/ WILLIAM F. BLUM
                                  _________________________
                                  William F. Blum
                                  Director, Chairman, President, Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer