Form 10-Q
period 1998-09-26
PINNACLE MICRO INC
filed 1999-05-18
CIK 904344

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 26, 1998

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
                                (949) 789-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X.
                                                      ---

As of April 13, 1999, there were outstanding 14,500,089 shares of Registrant's Common Stock.

                             PINNACLE MICRO, INC.


                                     INDEX


                                                                       PAGE
                                                                       ----
Part I.   Financial Information

          Financial Statements                                          3

          Condensed Balance Sheets at September 26, 1998
          and unaudited December 27, 1997                               3

          Condensed Statements of Operations for the thirteen weeks
          and twenty-six weeks ended September 26, 1998 and
          June 28, 1997                                                 4

          Condensed Statements of Cash Flows for the twenty-six
          weeks ended September 26, 1998 and September 27, 1997         5

          Notes to Condensed Financial Statements                       6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8

Part II.  Other Information                                            12

          Submission of Matters to a Vote of Security Holders          12

          Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

                                    PART I
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS

                                                                      September 26,                  December 27,
                                                                         1998                          1997
                                                                       (Unaudited)                   (Unaudited)
                                                                      -------------                  -------------
Assets
     Current assets:
             Cash and cash equivalents                                $     416,000                  $     454,000
             Accounts receivable, net                                     1,051,000                      4,853,000
             Inventories                                                  4,850,000                      6,404,000
             Prepaid expenses and other current assets                      119,000                        375,000
                                                                      -------------                  -------------
        Total current assets                                              6,436,000                     12,086,000

     Furniture and equipment, net                                           123,000                        447,000
     Other assets                                                            84,000                         11,000
                                                                      -------------                  -------------
        Total assets                                                  $   6,643,000                  $  12,544,000
                                                                      =============                  =============

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
             Note payable                                             $   5,390,000                  $   6,166,000
             Accounts payable                                            17,104,000                     18,581,000
             Accrued expenses                                             2,002,000                      3,142,000
             Payroll related liabilities                                     85,000                        125,000
                                                                      -------------                  -------------
        Total current liabilities                                        24,581,000                     28,014,000
     Commitments and contingencies
     Stockholders' equity (deficit):
             Common stock                                                    15,000                         15,000
             Additional paid-in capital                                  34,977,000                     34,977,000
             Accumulated deficit                                        (52,930,000)                   (50,462,000)
                                                                      -------------                  -------------
     Total stockholders' equity (deficit)                               (17,938,000)                   (15,470,000)
                                                                      -------------                  -------------
     Total liabilities and stockholders' equity (deficit)             $   6,643,000                  $  12,544,000
                                                                      =============                  =============

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          13 Weeks Ended      13 Weeks Ended     39 Weeks Ended       39 Weeks Ended
                                          Sept. 26, 1998      Sept. 27, 1997     Sept. 26, 1998       Sept. 27, 1997
                                          --------------      --------------     --------------       --------------
Net sales                                 $    2,374,000      $    3,307,000     $    8,248,000       $   28,690,000
Cost of sales                                  1,829,000          12,593,000          6,346,000           34,639,000
                                          --------------      --------------     --------------       --------------
Gross profit (loss)                              545,000          (9,286,000)         1,902,000           (5,949,000)

Operating expenses:
  Selling, general and administrative          1,325,000           3,550,000          4,513,000           12,454,000
  Research and development                             -             736,000                  -            2,983,000
  Nonrecurring charges                                 -             930,000                  -              930,000
                                          --------------      --------------     --------------       --------------
  Total operating expenses                     1,325,000           5,216,000          4,513,000           16,367,000

Operating loss                                  (780,000)        (14,502,000)        (2,611,000)         (22,316,000)
Interest income/(expense)                        422,000            (167,000)           130,000             (598,000)
Non-cash interest expense related
   to convertible debentures                           -                   -                  -             (786,000)
                                          --------------      --------------     --------------       --------------
Loss before income taxes                        (358,000)        (14,669,000)        (2,481,000)         (23,700,000)
Income tax expense/(refund)                      (12,000)             41,000                  -               63,000
                                          --------------      --------------     --------------       --------------
Net loss                                  $     (346,000)     $  (14,710,000)    $   (2,481,000)      $  (23,763,000)
                                          ==============      ==============     ==============       ==============

Net loss per share                        $        (0.02)     $        (1.02)    $        (0.17)      $        (3.01)
                                          ==============      ==============     ==============       ==============
Weighted average
 common shares outstanding                    14,500,089          14,485,000         14,500,089            7,904,000
                                          ==============      ==============     ==============       ==============



The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  39 Weeks Ended               39 Weeks Ended
                                                                                  Sept. 26, 1998               Sept. 27, 1997
                                                                                  --------------               --------------
Cash Flows from Operating Activities
         Net loss                                                                 $    (2,648,000)             $  (23,763,000)
         Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
         Depreciation and amortization                                                    313,000                   1,013,000
         Provision for product returns and price protection                               968,000                   1,639,000
         Provision for inventory obsolescence                                                   -                   6,013,000
         Interest on debentures paid in common stock                                            -                     153,000
         Non-cash interest expense                                                              -                     786,000
         Changes in operating assets and liabilities:
                     Accounts receivable                                                3,802,000                   4,031,000
                     Income taxes receivable                                                    -                   1,984,000
                     Inventories                                                        1,554,000                   4,259,000
                     Prepaid expenses and other current assets                            256,000                    (126,000)
                     Other assets                                                         (73,000)                    547,000
                     Accounts payable and accrued expenses                             (2,617,000)                    (65,000)
                     Payroll related liabilities                                          (40,000)                   (868,000)
                     Other liabilities                                                          -                    (520,000)
                                                                                  ---------------              --------------
         Net cash provided by (used in) operating activities                            1,520,000                  (4,917,000)
                                                                                  ---------------              --------------
Cash Flows from Investing Activities
         Proceeds from disposal of furniture and equipment                                      -                      30,000
         Purchase of furniture and equipment                                               (5,000)                 (1,384,000)
                                                                                  ---------------              --------------
                     Net cash used in investing activities                                 (5,000)                 (1,354,000)
                                                                                  ---------------              --------------
Cash Flows from Financing Activities
         Net cash provided by (used to) repay note payable                             (1,477,000)                  1,251,000
         Proceeds from exercise of stock options                                                -                      16,000
         Tax benefit from exercise of stock options                                             -                       3,000
                  Proceeds from issuance of stock through
                     the employee stock option plan                                             -                     118,000
                                                                                  ---------------              --------------
                     Net cash provided by (used in) financing activities               (1,477,000)                  1,388,000
Effect of exchange rate changes on cash                                                         -                           -
                                                                                  ---------------              --------------
Decrease in cash and cash equivalents                                                     (38,000)                 (4,883,000)
Cash and cash equivalents at beginning of period                                          454,000                   5,455,000
                                                                                  ---------------              --------------
Cash and cash equivalents at end of period                                        $       416,000              $      572,000
                                                                                  ===============              ==============

Supplemental Cash Flow Information
Cash paid during the period for:
         Interest                                                                 $       612,000              $      612,000
                                                                                  ===============              ==============
         Income taxes                                                                           -                           -
                                                                                  ===============              ==============

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                              SEPTEMBER 27, 1997
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Period Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 27, 1997. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirty-nine weeks ended September 26, 1998 and September 27, 1997.

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

2.   NET INVENTORIES

     Inventories consist of the following:

                                                 September 26,   December 27,
                                                     1998           1997
                                                     ----           ----
       Components and
        work-in-process                           $4,674,000     $4,222,000
       Finished goods                                176,000      2,182,000
                                                  ----------     ----------
                                                  $4,850,000     $6,404,000
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

Net Sales

Net sales were $3,307,000 and $2,374,000 for the thirteen weeks ended September 27, 1997 and September 26, 1998, respectively, representing a year to year decrease of 28%. Net sales were $28,690,000 and $8,249,000 for the thirty-nine weeks ended September 27, 1997 and September 26, 1998, respectively, representing a decrease of 71%. These significant decreases are primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The third quarter of 1998 was adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross loss decreased from ($9,286,000) for the thirteen weeks ended September 27, 1997, to a gross profit of $545,000 for the thirteen weeks ended September 26, 1998. Gross loss decreased from ($5,949,000) for the thirty-nine weeks ended September 27, 1997, to a gross profit of $1,903,000 for the thirty-nine weeks ended September 26, 1998. The gross loss for the quarter ended September 27, 1997 was primarily attributable to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory reserves. No such reserves were taken for the quarter ended September 28, 1998 resulting in a gross margin for the quarter. As noted above, the Company has experienced increased competition in the recordable CD market for its current products and this competition placed additional pressures on selling prices and gross margins during the first three quarters of 1998, and is expected to continue placing pressure on gross margins in future periods for existing products.

Selling, General and Administrative

Selling, general and administrative expenses were $3,550,000 and $1,325,000 in the thirteen weeks ended September 27, 1997 and September 26, 1998, respectively, and represented 107.4% and 55.8% of net sales. Selling, general and administrative expenses were $12,454,000 and $4,513,000 in the thirty-nine weeks ended September 27, 1997 and September 26, 1998, respectively, and represented 43.4% and 54.7% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the reduction of Company personnel.

Research and Development

Research and development expenses were $736,000 and $0 for the thirteen weeks ended September 27, 1997 and September 26, 1998, respectively, or 22.2% and 0% of net sales. Research and development expenses were $2,983,000 and $0 for the thirty-nine weeks ended September 27, 1997 and September 26 1998, respectively, or 10.4% and 0% of net sales. The decrease in research and development expenses related to the Company's discontinuation of the Colorado Research facility and its decision to focus on out-sourced products and services in order to meet future product needs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents of $416,000 at September 26, 1998 were $38,000 lower than the $454,000 balance at December 27, 1997.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1998. However, as of the date of this filing the company had secured an extension through December 31, 1999. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. Borrowings under the line of credit totaled $6,166,000 at December 27, 1997 and $5,390,000 at September 26, 1998. The Company's inability to increase sales and find alternative sources of funding have severely impacted the Company and will result in the Company seeking creditor protection under the Federal Bankruptcy Act.

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

Date:  May 12, 1999          By:  \s\ William F. Blum
                                -------------------------------
                                William F. Blum
                                Director, Chairman, President, Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
                                (Duly Authorized Officer)