Form 10-K
period 1998-12-26
PINNACLE MICRO INC
filed 1999-08-03
CIK 904344

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 26, 1998

                                       OR

   [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 26, 1998, 14,500,089 shares of the Registrant's Common Stock were outstanding. As of December 26, 1998, the aggregate market value of the Registrant's Common Stock, held by non-affiliates of the Registrant was approximately $1,132,000 based on the closing sales price of $ 0.078 per share of the Common Stock as of such date, as reported by the Pink Sheets published by the National Quotation Service.

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

During 1998, the Company began selling its existing products on-line. Online volume sales have not been significant and have had a negative impact on margins as a result of competition from other on-line resellers.


     The Company was incorporated in California in May 1987 and reincorporated in Delaware in May 1993. The Company's headquarters and operations are located at 140 Technology Drive, Suite 500, Irvine, California 92618, and its telephone number is (949) 789-3000.


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

     Despite the Company's efforts to secure additional funding, the Company has been unable to secure adequate financing. While the Company continues its search for financing, there can be no assurance that sources of financing can be identified or that any financing transaction can be consummated under terms which will allow the Company to continue to operate as a going concern, the absence of which will lead the Company to seek protection under the Federal bankruptcy laws.

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


Changes in Management.

     The Company has experience turnover of some members of the management team, however, as of the end of the company's fiscal year, William F. Blum continues to reside as President and Chief Executive Officer. There can be no assurance that further management turnover can be prevented, the occurrence of which will have a negative effect on the Company's operations and financial results..

Technological Competition

     The Company's limited working capital resources and acute need for additional funding are currently preventing the Company from developing its own new products. Consequently, the Company's revenue is dependent on new product availability from OEMs. The unwillingness of existing OEM's to continue to sell through the Company's distribution channel, the announcement, introduction or market expectation of new products based on new or enhanced technologies, the emergence of new industry standards, widely accepted operating systems or significant price reductions on competitors' products will adversely affect the sales and prices of the Company's products and the Company's results of operations.

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

Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of product introductions by the Company and its competitors, market acceptance of new products, changes in pricing policies by the Company and its competitors, currency fluctuations and the timing of expenditures on advertising and promotion. In addition, the Company's product purchases, component purchases, production and spending levels are made based upon forecasted demand for the Company's products. Any significant shortfall in forecasted demand will have an immediate adverse impact on the Company's quarterly results of operations and financial condition. Given the fundamental changes in the Company's business in 1997 and 1998, there can be no assurance that the Company will experience revenue growth and profitability in future periods.

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

Products

Magneto Optical Products
     The Company's MO drive products combine proprietary firmware, electronics design, application specific integrated circuits ("ASICs") with optical OMA's manufactured by a third party. In the 3rd quarter of 1998, the Company introduced the higher capacity Ultra 5.2 GB drive sold via OEM suppliers. Despite this product's introduction, the Company's core technology and lead product continues to be the Apex 4.6 GB 5.25" MO Drive. The Vertex 2.6 GB product line was discontinued in early 1998. The Company's optical storage systems are compatible with most personal computer and workstation operating systems, including Windows NT, Windows 95, Macintosh OS, DOS, Windows and UNIX. External systems attach to a computer system and include a power supply, OMA, drive electronics, firmware, software, a SCSI cable and, where necessary, a SCSI interface card. Internal systems do not include a power supply. The Company provides a one year warranty against defects in material and workmanship for all of its products. The Company's 3.5" 640 MB Tahoe product was discontinued in 1997.

     The Apex optical storage systems conform to certain industry standards, which allow for disk interchangeability among 2.6 GB MO systems and compatibility with future generations of 3.5" and 5.25" systems, respectively. The Company's Apex 4.6 GB product also reads 2.0 GB media, but not lower capacity media.

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

CD Recorder Systems

     The Company distributes compact disc-recorder ("CD-R") systems under its own brand name and has done so since 1993. The Company's CD-R systems are comprised of drive assemblies manufactured by third-party suppliers, which the Company differentiates from products of its competitors through added software and packaging. The Recordable Compact Disc ("RCD") 4x12 continued to be the Company's main CD-R line of products. CD-R products are combined with Adaptec's "EZCD Pro" software for PC environments and Adaptec's "Toast" software for the Macintosh environment. CD-R systems are used to create custom CDs for low volume data reproduction and distribution. CDs created in a standardized "ISO 9660" format can be utilized in most CD-ROM drives and players. The CD-R can be used with Macintosh, IBM, and Unix compatible personal computers.

     The Company's Apex and CD-R product lines provided the primary source of revenue during 1998. The Company expects the CD-R product line and business to continue to provide important revenue and product mix contributions to the Company's business.

"Ready to Store" RTS Program

     The Company's independent software vendors ("ISV") program is intended to assure compatibility between the Company's products and important software products, in order to increase market acceptance of Apex technology. The Company improved software compatibility and certification in 1997, as optical library purchases often depend first on software selection. Participants include Avail Systems, Dantz, FileNet Corporation, Keyfile, KOM, Micro Design International, Inc., Optical Technology Group, Inc., Optika Imaging Systems, Inc., Optisys, Inc., Pegasus Disk Technologies, Inc., Seagate Software, Inc., Software Architects, Tracer Technologies, Inc., and Watermark Software, Inc.

Optical Storage Media

     The Company sells proprietary media for the Apex products as well as industry standard 2.6 GB media for the Vertex and Apex. The Company also markets and sells recordable CD media for use with its CD-R products. The Ultra media is also sold but not proprietary to the Ultra drive.

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

Sales, Marketing and Distribution

     Market and industry trends are toward ever-increasing memory and storage capacity. The Apex and Ultra technology is a removable, rewritable and reliable solution, for near on-line and archival storage. Markets for Apex and Ultra technology include archiving, desk top publishing, multi-media, graphic design, medical imaging, network storage, near on-line storage and other data-intensive uses.

     The Company sells its products through distributors, catalogs, value-added resellers ("VARs"), systems integrators, and direct on-line sales. The Company also sells to end users directly through its internal sales force. The Company's distributor channel consists both of one national and one value added distributor. In addition, The Company sells through many catalogs and through regional distributors.

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

     Customer service (order fulfillment) and technical support of the Company's products are an integral part of the Company's business. The Company continues to use an out-sourced technical support service for product support. There can be no assurances given the Company's financial difficulties that the technical support services will continue on terms that are reasonable for the Company. The absence of technical and product support will have a material adverse affect on the Company.

Research and Development

     Prior to October 1997, the Company operated a research and development facility in Colorado Springs, Colorado, which developed proprietary optical technology, including systems, mechanical, firmware, electronics design and ASICs. During October and November 1997, the Company closed the Colorado Springs facility because the Company no longer had the financial resources to invest in research and development. All personnel associated with just the research and development activities have left the Company. Prior to closing the Colorado Springs facility, the Company's research and development efforts were principally directed towards completing the development of the Apex II product. The Company's plans were to continue to engineer the Apex II, but due to capital restrictions were unable to do so and have subsequently dropped all engineering for that project. The Company intends to continue to source and sell products manufactured by other companies, as it has always done.

     In 1998, 1997, 1996 and 1995 the Company's research and development expenditures were approximately $0, $2,984,000, $6,006,000 and $4,978,000, respectively. The expenses prior to 1998 related primarily to the operations of the Company's engineering team located in Colorado Springs, Colorado until the latter part of 1997 when that operation was closed.

     Since the closure of the Research and Development and Manufacturing facility in Colorado Springs was closed in October of 1997, the Company has been manufacturing it products through an outsourced company in California. This outsource mainly manufactures and fulfills the Apex line, including the library systems.

The absence of research and development has precluded the Company from developing new and future product offerings. Consequently, the Company is dependent on the continued acceptance of legacy products, principally the Apex product. A change in demand for these legacy products will have a material adverse impact on the Company and its results of operation.

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

Inventory

     During 1998 the Company's inventories decreased significantly. Inventory values, net of reserves, for 1998 and 1997 were approximately $4,850,000 and $6,400,000 respectfully, a decline of over 24%. The decrease was a result of the Company's reduced sales and the establishment of reserves for excess and obsolescence of component and sub-assembly inventories to amounts consistent with the Company's current sales levels and expectations for future sales. Spare parts inventories were reserved to zero value to reflect the relatively short product life cycles of the Company's products which reduces opportunities for revenue generating, out of warranty repair service revenues.

Backlog

     As is the case with other companies in the electronics industry, the Company does not believe that backlog amounts are meaningful indicators of future revenues unless such backlog amounts are caused by new product introductions. Sales of the newly introduced 5.2 GB Ultra drive did not meet Company expectations, therefore no significant backlog for that product exist at the end of 1998.

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

Employees

     As of December 26, 1998, the Company employed 21 full-time employees. The Company's current employees are engaged in sales and administrative activities and management of the Company's outsourced activities. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. There can be no assurances that further turnover of key employees will not occur. The loss of the remaining key employees will have a material adverse impact on the Company.

Item 2.   Properties
          ----------

     The Company leases and occupies an 11,180 square foot facility in Irvine, California. The lease for this facility was renewed in November 30, 1998 for one year.


Item 3.   Legal Proceedings
          -----------------

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the Federal Court's final approval of the settlement. During 1998, it was determined that the company will not achieve certain positive financial results and therefore reversed the amounts included in 1997. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs. The Company's portion of the settlement, which totaled $232,000, had been included in the results of operations for the fourth quarter ended December 27, 1997.

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


                            High         Low

1996:      1st Quarter      16.500       $7.250
           2nd Quarter      12.000        6.625
           3rd Quarter       9.000        4.875
           4th Quarter       8.750        2.000
1997:      1st Quarter       7.813        2.375
           2nd Quarter       2.750         .969
           3rd Quarter       1.531         .594
           4th Quarter        .938         .125
1998:      1st Quarter        .563         .156
           2nd Quarter        .250         .156
           3rd Quarter        .313         .156
           4th Quarter        .391         .063

     There were 1,009 security holders of record as of January 7, 1999. Other than S Corporation distributions to the Company's existing stockholders in connection with the termination of the Company's S Corporation status on July 1, 1993, the Company has not paid cash dividends and intends to retain earnings, if any, for use in the business for the foreseeable future. Under the terms of the Company's revolving line of credit agreement (see Note 5 of the Notes to Financial Statements), the Company is contractually restricted from paying cash dividends.

Item 6.   Selected Financial Data
          -----------------------

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
----------------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FOR THE YEARS 1997 AND 1998 FROM ITS INDEPENDENT
----------------------------------------------------------------------------
AUDITOR PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE
------------------------------------------------------------------------------
ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE
------------------------------------------------------------------------
FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND
--------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED FOR THE YEARS 1997 AND
------------------------------------------------------------------------------
1998. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA,
-----------------------------------------------------------------------------
AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
------------------------------------------------------------------------------
OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS
------------------------------------------------------------------------
ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY
-------------------------------------------------------------------------------
FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.
------------------------------------------------------------------------

     The following selected financial data should be read in conjunction with the Financial Statements and the accompanying notes and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The statement of operations data and the balance sheet for the years ended December 26, 1998 and December 27, 1997 are derived from unaudited results as more fully described above. The statement of operations data for the years ended December 28, 1996 and December 30, 1995, and the balance sheet data at December 28, 1996, is derived from, and should be read in conjunction with, the audited financial statements for each of those years The statement of operations data set forth below with respect to 1994 and the balance sheet data at December 30, 1995 and December 31, 1994 is derived from unaudited financial statements not included in this Form 10-K.

Fiscal Year Ended                                      Dec. 26,         Dec 27,        Dec. 28,       Dec. 30,      Dec. 31,
In thousands except per share data                     --------         -------        --------       --------      --------
                                                         1998            1997            1996           1995          1994
                                                         ----            ----            -----          -----         ----
                                                       UNAUDITED       UNAUDITED
Statement of Operations Data:
   Net Sales                                           $   10,554      $  31,124      $  59,921      $  81,844     $  65,382
   Gross Profit (loss)                                      1,073         (8,763)        11,829         21,952        19,784
   Income (loss) from Operations                           (3,912)       (28,579)       (18,463)        (3,274)        4,231
   Net Income (loss)                                       (4,556)       (30,229)       (20,833)        (2,459)        2,793
   Net Income (loss) per share (1)                          (0.31)         (2.32)         (2.52)         (0.31)         0.35

Pro Forma Statement of Operations Data (2):
    Pro forma net income                               $        -      $       -      $       -      $       -     $       -
    Supplementary pro forma net income per share (1)            -              -              -              -             -

In thousands                                            Dec. 26,        Dec. 27,       Dec. 28,       Dec. 30,      Dec. 31,
                                                          1998            1997           1996           1995          1994
                                                       UNAUDITED       UNAUDITED
Balance Sheet Data:
    Working capital (deficiency)                       $  (20,215)     $ (15,928)     $  12,710      $  15,527     $  17,105
    Total Assets                                            4,979         12,544         40,238         32,005        28,855
    Notes Payable and Long-term debt                        5,507          6,166          9,698              -         1,439
    Shareholders' equity (deficit)                        (20,025)       (15,470)         8,503         16,741        18,911

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

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
----------------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT
--------------------------------------------------------------------------------
OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE
--------------------------------------------------------------------------------
AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO,
-----------------------------------------------------------------------------
SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------------------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS
----------------------------------------------------------------------
UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL
----------------------------------------------------------------------------
DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT
--------------------------------------------------------------------------
AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
--------------------------------------------------------------------------------
COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.
--------------------------------------------------------------------------------

General

     In 1998, the Company incurred a net loss of $4,555,000 on net sales of $10,554,000. During the years 1997 and 1998 the company incurred significant and critically serious problems, which continue to the date of this Form 10-K. The Company continues to incur significant losses and quarterly sales remain significantly below historical levels and those levels required for profitability. As of December 26, 1998, the Company's liabilities exceeded its assets by $20,025,000. The Company's liquidity position continues to be severely constrained. As of December 26, 1998, the Company's working capital deficiency was $20,215,000. The Company was unsuccessful in its attempt to transition from a reseller of OEM products to an engineering and manufacturing company and it was, accordingly, forced to abandon its research and development and manufacturing capabilities during 1997. The Company's revised strategy is to return to its original concept as a reseller of OEM products. The Company's future now depends upon its ability to obtain and sell state of the art products developed and manufactured by OEMs. There can be no assurances that the Company will be successful in its strategy, the absence of which will require the Company to seek protection under the Federal bankruptcy laws.

Significant events affecting the Company in 1998 included:

     During 1998, the Company incurred significant losses each quarter. These results did not allow the company to pay any amounts to its unsecured creditors. The Company continues to operate out of compliance with the terms of the secured lender.

     As a result of the Company's severe liquidity problems, the Company was unable to pay its trade debt on a timely. Consequently, the Company sought the cooperation of its creditors in a restructuring of its trade debt in July, 1997. The Company held a meeting with its trade creditors and a committee of the creditors, representing in excess of 50% of the Company's trade debt, was formed. The committee initially agreed to a 60-day moratorium on the payment of the Company's outstanding trade debt. There were subsequent extensions of the moratorium. During 1998, the Company's creditors voted to reject the reorganization plan. During late 1998 a final vote was taken to approve the informal reorganization plan. The plan was rejected by a majority vote of the creditors forcing the Company to continue operations without the satisfaction of the creditors. In the event the Company is unable to obtain some sort of agreement with the secured and/or unsecured creditors, it may be unable to operate as a going concern and will seek protection under the Federal bankruptcy laws.

     The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. At December 26, 1998, the Company had borrowed in excess of its available credit under the line.

     There is no forbearance agreement in place with the Company's secured lender, although the Company's secured lender has continued to provide borrowings to the Company. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. The Company is also in default under other provisions of the agreement relating to its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment. In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may then be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

     During August 1998, three creditors filed an involuntary bankruptcy petition against the Company. In October 1998, the bankruptcy court dismissed the petition. The company made no payments to the petitioning creditors, provided no financial inducements to the petitioning creditors, nor provided any other consideration to the petitioning creditors. Although no material damages were awarded to the creditors, the Company did experience severe negative press in relation to the petition. There can be no assurance that other creditors will not file petitions against the Company and cause the Company to be liquidated.

     During 1998, two of the four remaining board members resigned as directors of the Company. In late 1998 Hans Imhoff and James Roszak resiged. During 1999, Bruce Bastl resigned as a board member. As of the filing of this Form 10K, William F. Blum is the sole remaining board member.

     On March 15, 1996, a complaint was filed against the Company and certain of its current and then directors and executive officers in a securities class action lawsuit which alleges that Company management engaged in improper accounting practices and made certain false and misleading statements. The complaint was filed in the United States District Court for the Central District of California under the case name Wills, Cohen, et al. v. William Blum et al., Case No. SACV96-261GLT. On or about November 10, 1997, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. Plaintiffs have agreed to accept payment of $2,325,000 in exchange for a complete release of all claims arising from the allegations set forth in the plaintiffs' complaint. All of the terms of the settlement are not final, and the settlement is subject to preliminary and final approval by the Court as well as approval by the members of the class. The Company's insurers have agreed to advance all settlement and defense costs, including the Company's attorneys' fees and expenses, subject to the Company's agreement to reimburse the insurers for up to approximately $577,000 of those settlement and defense costs if the Company achieves certain positive financial results prior to the federal Court's final approval of the settlement. Although the Company does not concede that any portion of the class action settlement is allocable to the Company, the Company has agreed to the terms of the settlement to avoid further costs. The Company's portion of the settlement which totaled $232,000 has been included in the results of operations for the fourth quarter ended December 27, 1997. In September 1998, the Company concluded that they would not achieve positive financial results and reversed the adjustment made in December 1997.

Results of Operations

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
----------------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A
-------------------------------------------------------------------------
RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO
-------------------------------------------------------------------------------
CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES
-----------------------------------------------------------------------------
THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS
--------------------------------------------------------------------------------
UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL
----------------------------------------------------------------------------
DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT
--------------------------------------------------------------------------
AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
--------------------------------------------------------------------------------
COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.
--------------------------------------------------------------------------------

     The following table sets forth certain statement of operations data as a percentage of net sales for the fiscal years indicated:

                                                1998                1997             1996
                                             UNAUDITED           UNAUDITED
Net Sales:
-Optical storage devices                        100.0%              100.0%              100.0%
-Components                                         -                   -                   -
                                            ---------------------------------------------------
Total Net Sales                                 100.0               100.0               100.0
Cost of Sales:
-Optical storage devices                         90.0               128.1                80.3
-Components                                         -                   -                   -
                                            ---------------------------------------------------
Total Cost of Sales                              90.0               128.1                80.3
Gross Profit (Loss)                                10               (28.1)               19.7
Operating Expenses:
-Selling, general and administrative             47.2                47.4                32.6
-Research and development                         0.0                 9.6                10.0
-Non recurring charges                            0.0                 6.7                 7.9
                                            ---------------------------------------------------
Total operating expenses                         47.2                63.7                50.5
Operating Loss                                  (37.1)              (91.8)              (30.8)
Interest income                                   0.1                 0.1                 0.1
Interest expense                                 (6.2)               (2.6)               (0.9)
Non-cash interest expense                        (6.2)               (2.6)               (0.9)
Loss before income taxes                        (43.2)              (96.8)              (34.5)
Income tax expense (benefit)                        -                 0.2                 (.3)
                                            ---------------------------------------------------
Net Loss                                        (43.2)%             (97.0)%             (34.8)%
                                            ===================================================

Comparison of 1998 to 1997

     Net Sales. Net sales of optical storage devices decreased 66.0% to $10,554,000 in 1998. The decrease was primarily attributable to the very significant decrease in the unit sales and average sales prices of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis.. Returns as a percentage of sales decreased from 19.4% to 9.0% in 1997 and 1998 respectfully. The product returns in 1997 and 1998 were the result of initial product quality problems with the Company's Apex and Vertex drives, stock rotation returns by the distributor channel and general returns.

     Gross Profit (Loss). The Company realized a gross profit of $1,048,000 or 10.2% in 1998 compared to a gross loss of $6,203,000 for 1997. The gross margin loss in the prior year was principally the result of increased inventory reserves taken for component parts of the Apex and Vertex lines of inventory which were deemed excess or obsolete based upon sales projections. In addition, the Company incurred significant costs associated with the move of the Research and Development and production facilities to Colorado and back all in 1997. The gross margin realized in 1998 is principally attributable to the sale of lower cost legacy products.

Inventory reserves were taken in the 4th quarter of 1998 to reserve for excess and obsolete inventory. Obsolescence reserves amounting to $1,100,000 were taken for the Vertex line that was discontinued in early 1998. All Vertex components and service parts inventory were fully reserved. In addition, inventory reserves were taken to recognize diminished values of Apex component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the year 1998.

     Selling, general and administrative. Selling, general and administrative expenses decreased 86.3% to $3,912,000 and decreased as a percentage of net sales to 37.1% in 1998 from 47.4% in 1997. The decreased absolute dollars of Selling, General and Administrative expenses can be attributed to the Company's need to decrease overall expenditures due to increased cash flow restraints. The Company continued to decrease promotional and advertising expenses along with sales and administrative staffing. The decrease as a percentage of sales is attributed to the significant decline in operating expenses that decreased at a faster pace than the decrease in gross sales.

     Research and development. Research and development expenses decreased 100.0% to zero in 1998. Due to cash funding restraints and the switch to Reseller and OEM Sales, the Company has discontinued virtually all the Research and Development activities in 1998.

Nonrecurring Charges. Nonrecurring charges were $0 and $2,087,000 for the years 1998 and 1997, respectively. Nonrecurring charges for 1997 include $857,000 representing the net book value of certain fixed assets, the ownership of which was transferred to the Company's Colorado Springs facility lessor in exchange for lease termination concessions. Nonrecurring charges for 1997 also include $807,000, principally for the establishment of employee severance accruals and $577,000 for accrued class action settlement and legal costs. For 1998, no nonrecurring charges were incurred. The $577,000 accrual in 1997 was reversed in 1998 as the class action settlement was resolved and the Company had no obligations pertaining to that settlement.

     Interest Income and Interest Expense. Interest income was $1,100 and $84,000 and interest expense was $654,000 and $824,000 in 1998 and 1997, respectively. The Company borrowed on its line of credit consistently during 1998 and 1997. Additionally, the Company incurred interest expenses relating to a guarantee made on behalf of Pinnacle Micro, Inc. by William F. Blum. This guarantee amounted to $225,000 and carries an interest rate of 5% per annum.

     Non-cash Interest Expense Related to Convertible Debentures. NONE

     Income Taxes. Income tax expense/(income) was $(12,000) for 1998 and $57,000 for 1997. During 1998 the company recorded a refund of $12,000 from the Franchise Tax Board of California.

Comparison of 1997 to 1996

     Net Sales. Net Sales of optical storage devices decreased 48.1% to $31,124,000 in 1997. The decrease was primarily attributable to the very significant decrease in unit sales and average sales price of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products.

     Gross Profit. The company incurred a gross loss in 1997 totaling $6,203,000 compared to a gross profit in 1996 of $11,829,000. This gross loss is attributed to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory excess and obsolescence reserves. An aggregate of $6,893,000 in additions to inventory reserves were made to recognize diminished values of component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the year 1997.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 24.5% to $14,772,000 and increased as a percentage of net sales to 47.4% in 1997 from 32.6% in 1996. The decrease in absolute dollars in selling, general and administrative expenses can be attributed to the Company's need to decrease advertising and promotional expenditures and decreased sales and administrative staffs during the latter half of 1997 in response to the Company's reduced sales and its severe financial condition. The increase in percentage of net sales is attributable to the significant decline in net sales that decreased at a faster rate then the decrease in selling, general and administrative expenses.

     Research and Development. Research and development expenses decreased 50.3% to $2,984,000 in 1997, and decreased as a percentage of net sales to 9.6% in 1997 from 10.0% in 1996. The decrease in absolute dollars spent on research and development resulted from decreased staffing at the Company's research and development facility, along with decreased expenses for Apex and Vertex prototypes and for ASIC development fees paid to third parties. During the fourth quarter of 1997, the Company closed its research and development capabilities in Colorado and all personnel associated with the research and development activities of the Company have left the Company. Because of the Company's financial condition it was unable to continue to fund its development efforts for the Apex II product.

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

     Income Taxes. Income tax expense was $57,000 for 1997 and $184,000 for 1996. (See Note 9 of Notes to Financial Statements).


Liquidity and Capital Resources

     Cash and cash equivalents at December 26, 1998 decreased by $132,000 from the December 27, 1997 balance. This decrease in available cash balances at December 26, 1998 occurred principally as a result of losses incurred and a decrease in overall liabilities offset by a decrease in accounts receivable and inventory. Operating activities provided/(used) cash and cash equivalents of $664,000, $(6,545,000), and $(14,889,000) in 1998, 1997 and 1996, respectively.

     Inventories decreased by $2,812,000 in 1998. The 1998 decrease in inventories was primarily attributable to the write-off of a portion of the Company's service inventories and the establishment of substantial additional inventory excess and obsolescence reserves. An aggregate of $1,100,000 in additions to inventory reserves were made to recognize diminished values of component parts and service parts inventories, consistent with the Company's revised estimates of future inventory utilization as a result of the experiences and knowledge obtained during the year. Also, inventory has decreased as inventory parts are being utilized as the life span of the Apex drives have been extended beyond original sales estimates.

     The $4,111,000 decrease in accounts receivable from 1998 to 1997 was caused by the significant decline in sales in 1998 from 1997 levels and the collection of amounts owed along with additional reserves for uncollectable accounts.

     The Company currently has a revolving line of credit agreement with a lender which, is collateralized by substantially all assets of the Company. The Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivable and inventories. Interest is payable monthly at the lender's reference rate (8.5% at December 26, 1998) plus 1.75%. As of December 26, 1998 through March 27, 1999, the Company was not in compliance with the terms of this line of credit. Although the Company has the maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivable and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible accounts receivable are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. At December 26, 1998 and March 27, 1999, the Company had borrowed in excess of its available credit under the line.

     Borrowings under the line of credit totaled $5,503,000 at December 26, 1998 and $5,170,000 at March 27, 1999. (See Note 5 of Notes to Financial Statements).

     As a result of the Company's severe liquidity problems, the Company was unable to pay its trade debt in a timely basis. Consequently, the Company sought the cooperation of its creditors in a restructuring of its trade debt in July, 1997. In late 1998, a vote was taken by the unsecured creditors to approve an informal reorganization plan. The creditors rejected that vote and the plan was dropped. In the event that the Company is unable to agree on a plan with the creditors, the Company will be unable to continue as a going concern and will seek protection under the Federal bankruptcy laws.

     There is no forbearance agreement in place with the Company's secured lender, although the Company's secured lender has continued to provide borrowings to the Company. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. The Company is also in default under other provisions of the agreement relating to its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment. In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may then be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

1999 Trends

     The Company has continued to incur significant losses, continues to suffer serious liquidity constraints and has been unable to secure appropriate sources of additional funding. Consequently, absent a significant increase in revenue or the availability of other sources of funding, the Company will seek protection under the Federal bankruptcy laws.

     The Company intends to continue selling its Apex drive and the optical libraries that use the Apex technology. New competing products utilizing newer technologies are, however, being introduced for sale in the first quarter of 1999, which will provide greater storage capacities. The Company intends to sell those new products that the Company is able to acquire from OEMs. There can be no assurance, however, that the Company will be successful in obtaining such products. The absence of new products will have a material adverse impact on the Company and its ability to continue as a going concern which will cause the Company to seek protection under the Federal bankruptcy laws.

     The Company faces the following critical challenges in 1999:

     Adequate Liquidity to Fund Operations. The Company incurred a net loss of $752,000 for the first quarter of 1999 ended March 27, 1999. The Company cannot continue to offset operating losses with asset reductions. Furthermore, the Company is severely restricted as to the amount of borrowings its secured lender will permit. There can be no assurance that the Company will be able to operate profitably or that its secured lender will continue to provide funds to operate the business. The inability to achieve profitability or secure additional financing will result in the Company seeking protection under the Federal bankruptcy laws.

     Utilization of Inventories. The Company has significant investments in component parts and sub-assemblies for its Apex product. To utilize the components and subassemblies in inventory the Company must continue to sell the Apex product throughout 1999.. There can be no assurances that the Company will be successful in its efforts to sell the Apex product or in utilizing the related components and subassemblies inventories. The inability of the Company to sell the Apex line of products will have a material adverse impact on the Company and its results of operations.

     Plan of Reorganization With Unsecured Creditors. The Company must reach an agreement with its unsecured creditors that will provide the Company sufficient time to repay the amounts owed to the creditors. If no plan is reached, the Company will be forced to seek protection under the Federal bankruptcy laws.

     Retention of Key Employees. With funding restrictions from the Company's secured lender and the Company's poor financial condition, the Company faces the task of retaining key employees.

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

                                   PART III
                                   --------

Executive Officer Compensation

     The following table sets forth compensation received for the fiscal years ended December 26, 1998, December 27, 1997, and December 28, 1996 by the Company's Chief Executive Officers and other executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 26, 1998 (collectively, the "Named Executive Officers"):

                          Summary Compensation Table
                          --------------------------

                         Long Term Compensation Trends
                         -----------------------------

     Name and Principal Position          Year             Salary ($)              Bonus ($)
     ---------------------------          ----             ----------              ---------
Kenneth Campbell                          1998                     --                     --
President/1/                              1997             $ 278, 670                     --
                                          1996             $ 157,740                      --

William F. Blum                           1998             $ 156,000                      --
President, Chief Executive Officer,       1997             $ 141,538/2/                   --
Chief Financial Officer/3/                1996             $ 153,615                      --

Roger Hay                                 1998                    --                      --
Executive Vice President and Chief        1997             $ 170,697                      --
Financial Officer/4/                      1996             $  94,062               $  20,000

James G. Hanley                           1998                    --                      --
Vice President of Sales/5/                1997             $ 122,717               $  32,938
                                          1996             $ 183,971                      --

Charles R. McGee                          1998             $ 100,000                      --
Vice President Human Resources and        1997             $ 128,093                      --
Administration                            1996             $  86,563               $   3,750

Jamey L. Robbins                          1998                    --                      --
Vice President Research and               1997             $ 113,059                      --
Development/6/                            1996             $ 105,803               $  10,000

Employment Agreements and Severance Payments

NONE
----

Stock Options

     The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended December 26, 1998:


_______________________

/1/ Effective September 30, 1997, Mr. Kenneth C. Campbell resigned from his position as President of the Company.
/2/ Includes $87,500 in payments Mr. William F. Blum received prior to his return to the Company as President, Chief Executive Officer and Chief Financial Officer.
/3/ Effective August 21, 1997, Mr. William F. Blum was rehired as President, Chief Executive Officer and Chief Financial Officer.
/4/ Effective August 28, 1997, Mr. Roger Hay resigned from his position as Executive Vice President and Chief Financial Officer
/5/ Effective August 25, 1997, Mr. James G. Hanley resigned from his position as Vice President of Sales of the Company.
/6/ Effective August 22, 1997, Mr. Bernard J. Wu resigned from his position as Vice President of Marketing of the Company.

                       Option Grants in Last Fiscal Year

NONE
----

     The following table sets forth the number and value of unexercised vested options held by each of the Name Executive Officers on December 26, 1998:


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

NONE
----

Compensation of Directors

Compensation for non-employee directors remained at $12,000 per year through 1998 based upon the vote taken in early 1997. At that time the board reduced compensation to non-employee directors from $40,000 to $12,000.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a)  The following documents are filed as a part of this Report:

          Financial Statements.

          THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE
          -------------------------------------------------------------
          FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR
          ----------------------------------------------------------------------
          THE YEARS ENDED 1997 AND 1998 PRINCIPALLY AS A RESUULT OF THE
          -------------------------------------------------------------
          INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO
          ----------------------------------------------------------------
          CONTINUE AS A GOING CONCERN.  CONSEQUENTLY, THE FINANCIAL STATEMENTS
          --------------------------------------------------------------------
          AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S
          ------------------------------------------------------------
          DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          -------------------------------------------------------------
          OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED.   THE READER
          ---------------------------------------------------------------------
          OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND
          ----------------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN
          --------------------------------------------------------------
          INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 AND
          --------------------------------------------------------------
          DECEMBER 26, 1998, PRESENTED IN THIS FORM 10-K.
          -----------------------------------------------


                       Indexing to Financial Statements
                       --------------------------------

                                                                                                         Page No.
                                                                                                         --------

     Comment on the Report of Independent Certified Public Accountants                                         26
     Report of Independent Certified Public Accountants - 1996 and 1995 Financial Statements                   27
     Balance Sheets - December 26, 1998 and December 27, 1997                                                  28
     UNAUDITED Statements of Operations - Years Ended  December 26, 1998, December 27, 1997,
       and December 28, 1996.                                                                                  29
     UNAUDITED Statements of Stockholders' Equity - Years Ended December 26, 1998, December 27, 1997,
       and December 28, 1996.                                                                                  30
     UNAUDITED Statements of Cash Flows - Years Ended December 26, 1998, December 27, 1997,
       and December 28, 1996.                                                                               31,32
     Notes to Financial Statements                                                                             36

     (2) Financial Statement Schedule. The following financial statement schedule of Pinnacle Micro, Inc., is filed as part of this Report and should be read in conjunction with the Financial Statements of Pinnacle Micro, Inc.:

                     Index to Financial Statement Schedule
                     -------------------------------------
                                                                      Page No.
                                                                      --------

     Schedule II - Valuation and Qualifying Accounts                     49

     All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.


                  (3)  Exhibits:
     Exhibit No.                        Description                                                 Location
     -----------                        -----------                                                 --------
         3.1          Certificate of Incorporation of the Company.                                      (1)
         3.2          Bylaws of the Company, as currently in effect.                                    (1)
         4.1          Specimen Certificate of Common Stock.                                             (1)
        10.1*         Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
                      and Restricted Stock Purchase Plan -- 1989 (the "1989 Plan").                     (1)
        10.2*         Form of Incentive Stock Option Agreement pertaining to the 1989 Plan.             (1)

        10.3*         Pinnacle Micro, Inc. Incentive Stock Option, Nonqualified Stock Option
     Exhibit No.                        Description                                                 Location
     -----------                        -----------                                                 --------
                      and Restricted Stock Purchase Plan -- 1993 (the "1993 Plan").                     (1)
        10.4*         Form of Incentive Stock Option Agreement pertaining to the 1993 Plan.             (1)
        10.5*         Form of Nonqualified Stock Option Agreement pertaining to the 1993 Plan.          (1)
        10.6*         Form of Restricted Stock Purchase Agreement pertaining to the 1993 Plan.          (1)
        10.7          Pinnacle Micro, Inc. Employee Stock Purchase Plan.                                (1)
        10.8          Distributor Agreement, dated June 14, 1991, by and between the Company and Merisel Inc., together with Amendment dated June 14, 1991
                      and Addendum dated February 11, 1993.      (1)
        10.9          Distributor Agreement, dated July 30, 1991, by and between the Company and Tech Data Corporation, together with Addendum No. 1
                      to Distributor Agreement dated July 30, 1991.     (1)
        10.10         Distributor Agreement, dated August 18, 1989, by and between the
                      Company and Ingram Micro D Inc., together with Addenda Nos. 1, 2, 3, 4 and 5.     (1)
        10.11         Peripherals OEM Purchase Agreement, dated May 1, 1991, by and between the Company and Hewlett-Packard Company, together with
                      Amendment to Peripherals OEM Agreement No. A509M, effective May 12, 1992.         (1)
        10.12         Computer Peripheral Products Company Peripheral Systems Products Agreement,
                      dated April 1, 1992, by and between the Company and Computer Peripheral
                      Products Company, Sony Corporation of America.                                    (1)
        10.13         Basic Agreement, dated April 1, 1992, by and between the Company and Sony
                      Corp. in Japan.                                                                   (1)
        10.14         Agreement, effective October 28, 1991, by and between the Company and Olympus Optical Co., Ltd., together with Memorandum dated February 19,
                      1992, Addendum dated August 1, 1992, Memorandum dated September 9, 1992 and
                      letter dated October 15, 1992.                                                    (1)
        10.15+        OKI Semiconductor Standard Products Volume Purchase Agreement,
                      dated August 17, 1992, by and between the Company and OKI Semiconductor.          (1)
        10.16+        Nippon Pinnacle Micro, Pinnacle Micro and Ricoh Company Ltd.
                      Purchase Agreement, dated October 1, 1992, by and among the Company, Nippon
                      Pinnacle Micro and Ricoh Company Ltd.                                             (1)
        10.17         Agreement on Sale and Purchase, dated January 1, 1993, by and between the
                      Company and Victor Company of Japan, Limited, together with Addenda Nos. I,
                      II and III.                                                                       (1)
        10.19         Lease, dated January 6, 1993, by and between the Company and Webb/Colorado
                      Ventures, Ltd.                                                                    (1)
        10.20         Lease, dated February 5, 1991, by and between the Company and The Irvine
                      Company, together with Amendment Nos. 1, 2, 3 and 4.                              (1)
        10.21         Form of Indemnification Agreement for officers and directors of the Company.      (1)
        10.22*        Form of Nonqualified Stock Agreement pertaining to the 1989 Plan.                 (1)
        10.23         Business Loan Agreement, dated August 4, 1994, by and between the Company and Bank of America, together with Amendment No. One, dated October 4, 1994
                      and Amendment No. Two, dated February 2, 1995.                                    (2)
        10.24(a)      Amendment No. Three, dated August 31, 1995, to Business Loan Agreement, dated
                      August 4, 1994, by and between the Company and Bank of America.                   (3)
        10.24(b)      Amendment No. Four, dated October 10, 1995, to Business Loan Agreement, dated
                      August 4, 1994, by and between the Company and Bank of America.                   (3)
        10.24(c)      Amendment No. Five, dated January 24, 1996, to Business Loan Agreement, dated
                      August 4, 1994, by and between the Company and Bank of America.                   (3)
        10.24(d)      Amendment No. Six, dated March 28, 1996, to Business Loan Agreement, dated
                      August 4, 1994, by and between the Company and Bank of America.                   (3)
        10.25++       Development, Manufacturing and Purchasing Agreement dated June 30, 1995, by
                      and between the Company and Asahi Optical Co., LTD.                               (3)
        10.26*        Employment Agreement dated December 15, 1995, by and

                      between the Company and James G. Hanley.                                          (3)
     Exhibit No.                        Description                                                 Location
     -----------                        -----------                                                 --------
        10.27*        First Amendment to the 1993 Equity Incentive Plan of Pinnacle Micro,
                      Inc. (the "1993 Plan").                                                           (3)
        10.28*        First Amendment to the 1989 Equity Incentive Plan of Pinnacle Micro,
                      Inc. (the "1989 Plan").                                                           (3)
        10.29++       Development and Manufacturing Agreement dated October 6, 1994, by and
                      between the Company and Advanced Hardware Architectures, Inc.                     (3)
        10.30++       Computer 2000 Purchase Agreement dated September 13, 1995, by and
                      between the Company and Computer 2000.                                            (3)
        10.31         Stipulation of settlement - Class action - Kurtz, et al. vs. Blum, et al.;
                      Case No. SAC-94-1043-GLT(EEx).                                                    (3)
        10.32         Form of Offshore Subscription Agreement.                                          (4)
        10.33         Form of Convertible Debentures.                                                   (4)
        10.34         Form of Registration Rights Agreement.                                            (4)
        10.35         Loan and Security Agreement with Coast Business Credit dated September 18,
                      1996.                                                                             (5)
        10.36*        1996 Long-Term Incentive Plan.                                                    (6)
        10.37*        1996 Non-Employee Directors Stock Option Plan.                                    (6)
        10.38*        Employment Agreement for Kenneth Campbell as of December 1, 1996.                 (6)
        10.39         Employment Agreement for Roger Hay as of December 1, 1996.                        (6)
        10.40*        Employment Agreement for Jonathan B. Eddison as of December 1, 1996.              (6)
        10.41*        Employment Agreement for Kevin Lehnert as of December 1, 1996.                    (6)
        10.42*        Employment Agreement for David Ooley as of December 1, 1996.                      (6)
        10.43*        Stand-still and Voting Rights Agreement dated December 8, 1996.                   (6)
        10.44*        Scott Blum - Severance Agreement and Release of February 13, 1997.                (6)
        10.45*        Employment Agreement for Bernard Wu dated as of March 26, 1997                    (7)
        10.46*        Employment Agreement for David Nesbit dated as of March 26, 1997                  (7)
        23.1          Comment on the Consent of Independent Auditor
        23.2          Comment on the Consent of BDO Seidman, LLP.
        27.1          Financial Data Schedule.

__________________
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-62614.
(2) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated by reference to exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 30, 1995.
(4) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended June 29, 1996.
(5) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended September 28, 1996.
(6) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-K for the fiscal year ended December 28, 1996.
(7) Incorporated by reference to the exhibit filed with the Company's Report on Form 10-Q for the period ended March 29, 1997.



__________________
* Denotes applicable executive compensation plans and arrangements of the Company.
+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.
++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

     (b)  Reports on Form 8-K

     January 6, 1998     Resignation of BDO Seidman, LLP as independent
                         auditors.
     February 4, 1998    Delisting of the Company's common stock from trading on
                         the NASDAQ National Market.
     August 22, 1998     Response to vote of unsecured creditors and filing of
                         involuntary petition of Bankruptcy.
     February 12, 1999   Hans Imhoff and James Roszack resignation from Board of
                         Directors

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PINNACLE MICRO, INC.

July 27, 1999               By: \s\ William F. Blum
-------------                   -------------------
                                William F. Blum
Date                            Chairman, President, Chief Executive Officer and
                                Chief Financial Officer and Chief Accounting
                                Officer and a Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 27, 1999               By: \s\ William F. Blum
-------------                   -------------------
                                William F. Blum
Date                            Chairman, President, Chief Executive Officer and
                                Chief Financial Officer and Chief Accounting
                                Officer and a Director

              Report of Independent Certified Public Accountants


     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
     -----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR THE YEARS ENDED
----------------------------------------------------------------------------
1997 AND OPINION ON THE FINANCIAL1998  PRINCIPALLY AS A RESUULT OF THE
----------------------------------------------------------------------
INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A
------------------------------------------------------------------------------
GOING CONCERN.  CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO,
-------------------------------------------------------------------------
SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------------------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS
----------------------------------------------------------------------
UNAUDITED.  THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL
-----------------------------------------------------------------------------
DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT
--------------------------------------------------------------------------
AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
--------------------------------------------------------------------------------
COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.
--------------------------------------------------------------------------------

              Report of Independent Certified Public Accountants

THE COMPANY HAS BEEN UNABLE TO OBTAIN THE NECESSARY CONSENT FROM THE COMPANY'S
------------------------------------------------------------------------------
PREDECCESOR INDEPENDENT AUDITORS FOR THE FINANCIAL STATEMENTS, NOTES, SELECTED
------------------------------------------------------------------------------
FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------
AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 1996, PRINCIPALLY AS A
--------------------------------------------------------------------------------
RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO
------------------------------------------------------------------------------
CONTINUE AS A GOING CONCERN.  CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES
------------------------------------------------------------------------------
 THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF
 -----------------------------------------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED, ALTHOUGH
   -------------------------------------------------------------------------
   UNCHANGED FROM THE PRIOR YEAR FORM 10-K, ARE PRESENTED AS UNAUDITED.  THE
   -------------------------------------------------------------------------
    READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND
    -----------------------------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  --------------------------------------------------------------------------
OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF A CONSENT FROM THE PREDECCESOR
-------------------------------------------------------------------------------
AUDITORS TO REISSUE THEIR AUDIT OPINION ON THE FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS OF THE COMPANY FOR DECEMBER 28, 1996 PRESENTED IN THIS FORM 10-K.
-------------------------------------------------------------------------------

                             PINNACLE MICRO, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                                                December 26,       December 28,
                                                                                    1998              1997
                                                                                 UNAUDITED          UNAUDITED
Current Assets:
Cash and cash equivalents                                                       $    322,000        $    454,000
Accounts Receivable, net of allowance of $771,000 At December 26, 1998               742,000           4,853,000
 and $2,906,000 at December 28, 1997
Inventories                                                                        3,592,000           6,404,000
Prepaid expenses and other current assets                                            134,000             374,000
                                                                                ------------        ------------
Total current assets                                                               4,790,000          12,085,000
Furniture and equipment, net                                                          46,000             447,000
Other assets                                                                         143,000              11,000
Total assets                                                                    $  4,979,000        $ 12,544,000
                                                                                ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Note Payable                                                                    $  5,503,000        $  6,166,000
Accounts Payable                                                                $ 17,366,000          18,581,000
Accrued expenses                                                                     535,000           1,641,000
Accrued Restructuring                                                              1,501,000           1,501,000
Payroll related liabilities                                                           99,000             125,000
                                                                                ------------        ------------
Total current liabilities                                                         25,004,000          28,014,000
Stockholders' equity
Preferred stock, $.001 par value:
   Authorized shares-5,000,000
   Issued and outstanding-none
Common Stock, $.001 par value:
   Authorized shares-30,000,000
   Issued and outstanding-14,500,089 at December 26, 1998 and                         15,000              15,000
   14,500,089 at December 28, 1997
Additional paid in capital                                                        34,977,000          34,977,000
Retained earnings                                                                (55,017,000)        (50,462,000)
                                                                                ------------        ------------
Total stockholders' equity (deficit)                                             (20,025,000)        (15,470,000)

Total liabilities and stockholders' equity                                      $  4,979,000        $ 12,544,000
                                                                                ============        ============



The accompanying notes are an integral part of these financial statements.

                             PINNACLE MICRO, INC.

                           STATEMENTS OF OPERATIONS

                                                                                          Years Ended
                                                                                          -----------
                                                                     December 26,        December, 28,       December 28,
                                                                     1998                1997                1996
                                                                     UNAUDITED           UNAUDITED           SEE EXHIBIT 23.2
Net sales:
    Optical storage devices                                          $ 10,554,000        $ 31,124,000        $     59,921,000
    Components                                                                 --                  --                      --
                                                                     ------------        ------------        ----------------
       Total net sales                                                 10,554,000          31,124,000              59,921,000
Cost of sales:
    Optical storage devices                                             9,481,000          39,860,000              49,092,000
    Components                                                                 --                  --                      --
                                                                     ------------        ------------        ----------------
       Total cost of sales                                              9,481,000          39,860,000              49,092,000
                                                                     ------------        ------------        ----------------
Gross profit (loss)                                                     1,073,000          (8,736,000)             11,829,000
Operating expenses:
   Selling, general and administrative                                  4,985,000          14,772,000              19,565,000
   Research and development                                                    --           2,984,000               6,006,000
   Nonrecurring charges                                                        --           2,087,000               4,721,000
                                                                     ------------        ------------        ----------------
      Total operating expenses                                          4,985,000          19,843,000              30,292,000
                                                                     ------------        ------------        ----------------
Operating loss                                                         (3,912,000)        (28,579,000)            (18,463,000)
Interest income                                                             1,000              17,000                  84,000
Interest expense                                                         (644,000)           (824,000)              (549,0000
Non-cash interest expense related to convertible debentures                    --            (786,000)             (1,721,000)
                                                                     ------------        ------------        ----------------
Loss before income taxes                                               (4,555,000)        (30,172,000)            (20,833,000)
Income tax expense (benefit)                                                   --              57,000                 184,000
                                                                     ------------        ------------        ----------------
Net loss                                                             $ (4,555,000)        (30,229,000)       $    (20,833,000)
                                                                     ============        ============        ================
   Net loss per share                                                $      (0.31)       $      (2.32)       $          (2.52)
                                                                     ============        ============        ================
Weighted average common shares outstanding                             14,500,000          13,039,000               8,272,000
                                                                     ============        ============        ================


The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

                             PINNACLE MICRO, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited as to the years ended December 26, 1998 and December 27, 1997 and see exhibit 23.2 for the year ended December 28, 1996)

                                                                                 Retained
                                                                  Additional     Earnings       Foreign
Three Years Ended Dec. 26, 1998                 Common Stock        Paid-in    (Accumulated     Currency
                                             -------------------
                                               Shares    Amount     Capital      Deficit)     Translation       Total
                                             ----------  -------  -----------  -------------  ------------  -------------

Balances at December 30, 1995..............   7,867,599    8,000   16,158,000       775,000      (200,000)    16,741,000
 Exercise of stock options.................      15,010        -       63,000             -             -         63,000
 Tax benefit of employee stock options.....           -        -       11,000             -             -         11,000
 Purchases through the employee
  stock purchase plan......................      19,737        -       98,000             -             -         98,000
 Shares issued for settlement of
  stockholder lawsuit......................     190,084        -    1,400,000             -             -      1,400,000
 Shares issued upon conversion of
  convertible debentures...................   1,801,381    2,000    8,083,000             -             -      8,085,000
 Shares issued for interest on
  convertible debentures...................      41,783        -      191,000             -             -        191,000
 Additional paid-in capital related to
  debenture embedded interest..............           -        -    2,507,000             -             -      2,507,000
 Foreign currency translation..............           -        -            -             -       200,000        200,000
 Warrants issued in connection with
  convertible debentures...................           -        -       31,000             -             -         31,000
 Non-employee stock option
  compensation.............................           -        -        9,000             -             -          9,000
 Net loss for the year ended
  December 28, 1996........................           -        -            -   (20,833,000)            -    (20,833,000)
                                             ----------  -------  -----------  ------------   -----------   ------------
Balances at December 28, 1996..............   9,935,594   10,000   28,551,000   (20,058,000)            -      8,503,000
 Dividend for S Corporation tax refund.....           -        -            -      (175,000)            -       (175,000)
 Exercise of stock options.................       1,500        -        1,000             -             -          1,000
 Tax benefit of employee stock options.....           -        -        4,000             -             -          4,000
 Non-employee stock option compensation               -        -       72,000             -             -         72,000
 Purchases through the employee
  stock purchase plan......................      83,906        -      118,000             -             -        118,000
 Shares issued upon conversion of
  convertible debentures...................   4,367,979    5,000    6,063,000             -             -      6,068,000
 Shares issued for interest on
  convertible debentures...................     108,110        -      153,000             -             -        153,000
 Shares issued for settlement of vendor
   dispute.................................       3,000        -       15,000             -             -         15,000
 Net loss for the year ended
  December 27, 1997........................           -        -            -   (30,229,000)            -    (30,229,000)
                                             ----------  -------  -----------  ------------   -----------   ------------
Balances at December 27, 1997..............  14,500,089  $15,000  $34,977,000  $(50,462,000)  $         -   $(15,470,000)
 Dividend for S Corporation tax refund.....           -        -            -             -             -
 Exercise of stock options.................           -        -            -             -             -
 Tax benefit of employee stock options.....           -        -            -             -             -
 Non-employee stock option compensation....                    -            -             -             -              -
 Purchases through the employee stock
  Purchase plan............................           -        -            -             -             -
Shares issued upon conversion of
  Convertible debentures...................           -        -            -             -             -
Shares issued for settlement of vendor
  Dispute..................................           -        -            -             -             -
Net loss for the year ended
  December 26, 1998........................           -        -            -  $ (4,555,000)            -   $ (4,555,000)
                                             ----------  -------  -----------  ------------   -----------   ------------
Balances at December 26, 1998..............  14,500,089  $15,000  $34,977,000  $(55,017,000)  $         -   $(20,025,000)

The accompanying notes are an integral part of these financial statements.

                             PINNACLE MICRO, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                               Years Ended
                                                                                            ------------------
                                                                        December 26, 1998   December 27, 1997   December 28, 1996
                                                                        ------------------  ------------------  ------------------
                                                                            UNAUDITED           UNAUDITED        SEE EXIBIT 23.2
Cash flow from operations
Net Income (loss)                                                             $(4,555,000)       $(30,229,000)       $(20,833,000)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
   Depreciation                                                                   402,000           1,148,000           1,323,000
   Provision for doubtful accounts                                                     --             122,000             369,000
   Provision for product returns and price protection                                  --           7,492,000             999,000
   Provision for inventory obsolescence                                         1,100,000           9,274,000             866,000
   Settlement for vendor dispute paid in common stock                                  --              15,000                  --
   Non-cash interest expense                                                           --             786,000           1,721,000
   Interest on debentures paid in common stock                                         --             153,000             191,000
   Compensation related to stock options and warrants                                  --              72,000              40,000
   Loss on disposal of assets                                                          --             741,000                  --
   Furniture and equipment reserve                                                     --             696,000                  --
   Changes in operating assets and liabilities:
      Accounts Receivable                                                       4,111,000            (740,000)         (1,740,000)
      Income taxes receivable                                                          --           1,984,000            (985,000)
      Inventories                                                               2,812,000           2,035,000          (7,167,000)
      Prepaid expenses and other current assets                                   242,000            (160,000)            746,000
      Other assets                                                               (132,000)            254,000              31,000
      Accounts payable and accrued expenses                                    (1,215,000)          1,840,000           7,081,000
      Payroll related liabilities                                                 (25,000)         (1,100,000)            269,000
      Other liabilities                                                        (1,106,000)           (928,000)            929,000
                                                                         ----------------    ----------------    ----------------
Net cash provided by (used in) operating activities                               532,000          (6,545,000)        (14,889,000)
                                                                         ----------------    ----------------    ----------------
Cash flow from Investing Activities
Purchase of furniture and equipment                                                    --          (1,320,000)           (904,000)
Proceeds from the sales of furniture and equipment                                     --              27,000                  --
                                                                         ----------------    ----------------    ----------------
Net cash provided by (used in) investing activities                                    --          (1,293,000)           (904,000)
                                                                         ----------------    ----------------    ----------------
Cash flow from Financing Activities
Proceeds from note payable                                                             --           2,890,000           8,276,000
Principal payments on note payable to bank                                       (663,000)                 --          (5,000,000)
Proceeds from issuance of debentures                                                   --                  --          15,000,000
Payment of debt issuance costs                                                         --                  --            (900,000)
Dividends                                                                              --            (175,000)                 --
Proceeds from exercise of stock options                                                --               1,000              63,000
Tax benefit from exercise of stock options                                             --               3,000              11,000
Proceeds from issuance of stock through the employee stock purchase
 plan                                                                                  --             118,000              98,000
                                                                         ----------------    ----------------    ----------------
Net cash provided by (used in) financing activities                              (663,000)          2,837,000          17,548,000
                                                                         ----------------    ----------------    ----------------
Effect of exchange rate changes in cash                                                --                  --              94,000
                                                                         ----------------    ----------------    ----------------
Increase (decrease) in cash and cash equivalents                                 (131,000)         (5,001,000)          1,849,000
Cash and cash equivalents at beginning of year                                    454,000           5,455,000           3,606,000
                                                                         ----------------    ----------------    ----------------
Cash and cash equivalents at end of year                                          322,000             454,000           5,455,000
                                                                         ================    ================    ================

The accompanying notes are an integral part of these financial statements.

                             PINNACLE MICRO, INC.

                     STATEMENTS OF CASH FLOWS (continued)

                                                                                               Years Ended
                                                                                            -----------------
                                                                        December 26, 1998   December 27, 1997  December 28, 1996
                                                                        ------------------  -----------------  -----------------
                                                                            UNAUDITED           UNAUDITED      SEE EXHIBIT 23.2
Supplemental Cash Flow Information:
Cash paid during the year for:
   Interest                                                                    $  654,000          $  642,000         $  306,000
   Income taxes paid/(refunded)                                                   (12,000)         $    1,000         $   15,000

Supplemental disclosure of non cash investing and financing
 activities:
   Common Stock issued upon conversion of debentures, net                              --          $6,068,000         $8,085,000
   Common Stock issued for settlement of stockholder lawsuit                           --                  --         $1,400,000
   Additional paid-in capital related to debenture embedded interest                   --                  --         $2,507,000

                             PINNACLE MICRO, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 26, 1998
                                  (UNAUDITED)

     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
     -----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR THE YEARS ENDED
----------------------------------------------------------------------------
1997 AND 1998 PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER
--------------------------------------------------------------------------------
THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.  CONSEQUENTLY, THE
-----------------------------------------------------------------------------
FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND
--------------------------------------------------------------------
MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED.  THE READER OF THE
---------------------------------------------------------------------------
FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S
----------------------------------------------------------------------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD
-------------------------------------------------------------------------------
CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE
-------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 26,
-----------------------------------------------------------------------------
1998 AND DECEMBER 27, 1997 PRESENTED IN THIS FORM 10-K.
-------------------------------------------------------

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

Fiscal Years

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal 1998 ended on December 26, 1998, fiscal 1997 ended on December 27, 1997, fiscal 1996 ended on December 28, 1996, and fiscal 1995 ended on December 30, 1995. Prior to 1995 all fiscal years ended on December 31.

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

Accounts Receivable

Accounts receivable (less allowance for doubtful accounts) are recorded at net realizable value. The amount of accounts receivable reported in the financial statements approximates fair value. Company management has estimated the allowance for doubtful accounts. It is reasonably possible that the Company's estimate of the collectibility of accounts receivable will change.

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

Advertising

The Company expenses advertising costs when incurred. Advertising expense totaled $553,000, $2,622,000, and $5,916,000 for the years ended December 26, 1998, December 27, 1997, and December 28, 1996, respectively.

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

Foreign currency forward contracts are entered into from time to time to offset the effects of exchange rate changes on transactions denominated in foreign currencies. These contracts generally have maturity dates that do not exceed three months. Gains and losses on contracts which effectively hedge foreign currency transactions are deferred and included in income as part of those transactions. The aggregate contract value of instruments used to buy U. S. dollars in exchange for Japanese Yen was approximately $3,204,000 at December 30, 1995. There were no such contracts entered into at December 26, 1998, December 27, 1997 or December 28, 1996. The carrying value of the foreign currency contracts approximated their fair market value. The counter parties to these transactions were major international financial institutions.

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

Estimated Accrual for Warranty Claims

The Company sells the majority of its products to customers along with unconditional repair or replacement warranties. The accompanying financial statements for the years ended December 26, 1998, December 27, 1997, and December 28, 1996 include provisions of $104,000, $225,000, and $100,000 for estimated warranty claims based on the Company's experience relative to the amount of claims actually made. It is reasonably possible that the Company's estimate of the accrued warranty claims will change.

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

                             PINNACLE MICRO, INC.

2.   Going Concern Issues

The Company faces severe operating and financial difficulties. For the year ended December 26, 1998, the Company incurred a net loss of $4,555,000. As of December 26, 1998, The Company had a working capital deficiency of $20,214,000, and a stockholders' deficit of $20,025,000. Realization of the carrying values of the assets included in the balance sheet as of December 26, 1998, is dependent upon the Company's successful future operations.

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
-----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR THE YEARS ENDED
----------------------------------------------------------------------------
1997 AND 1998 PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER
--------------------------------------------------------------------------------
THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.  CONSEQUENTLY, THE
-----------------------------------------------------------------------------
FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND
--------------------------------------------------------------------
MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED.  THE READER OF THE
---------------------------------------------------------------------------
FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S
----------------------------------------------------------------------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD
-------------------------------------------------------------------------------
CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE
-------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 27,
-----------------------------------------------------------------------------
1997 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.
------------------------------------------------------

As a result of the Company's severe liquidity problems, the Company was unable to pay its trade debt in a timely basis. Consequently, the Company sought the cooperation of its creditors in a restructuring of its trade debt in July, 1997.In late 1998, a vote was taken by the unsecured creditors to approve an informal reorganization plan. That vote was rejected by the creditors and the plan was dropped. In the event that the Company is unable to agree on a plan with the creditors, the Company will be unable to continue as a going concern and will seek protection under the Federal bankruptcy laws.

There is no forbearance agreement in place with the Company's secured lender, although the Company's secured lender has continued to provide borrowings to the Company. The Company has borrowed amounts from its secured lender that exceed the amounts permitted as calculated using the Company's eligible borrowing base under its line of credit. The Company is also in default under other provisions of the agreement relating to its line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment. In the event that the Company is unable to locate other sources of funding to meet its current cash needs, it may then be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

The Company incurred a net loss of $752,000 for the first quarter of 1999 ended March 27, 1999. The Company cannot continue to offset operating losses with asset reductions. Furthermore, the Company is severely restricted as to the amount of borrowings its secured lender will permit. There can be no assurance that the Company will be able to operate profitably or that its secured lender will continue to provide funds to operate the business, the absence of which will result in the Company seeking protection under the Federal bankruptcy laws.

Because of the significant facts and uncertainties described in the preceding paragraphs, there can be no assurance that the Company will be able to continue as a going concern. The inability of the Company continuing as a going concern will result in the Company seeking protection under the Federal bankruptcy laws. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Inventories

     Inventories consist of the following:

                                                       1998           1997
                                                   ----------------------------
                                                    (UNAUDITED)    (UNAUDITED)
  Components and work-in-process                   $  11,204,000  $  12,210,000
  Finished Goods                                         845,000      2,182,000
  Reserve for excess inventory and obsolescence       (8,457,000)    (7,988,000)
                                                   ----------------------------
                                                   $   3,592,000  $   6,404,000
                                                   ============================

                             PINNACLE MICRO, INC.

3.   Inventories (continued)

Management has determined the reserve for excess inventory and obsolescence by reviewing expected product life cycles, assessing current inventory levels and analyzing projected sales levels. Inventory in excess of expected sales requirements and inventory expected to become obsolete has been fully reserved.

4.    Furniture and Equipment

  Furniture and equipment consists of the following:

                                                                                  1998                 1997
                                                                              (UNAUDITED)          (UNAUDITED)
  Furniture and equipment                                                     $ 2,662,000          $ 2,662,000
  Computers                                                                     1,661,000            1,661,000
  Tooling                                                                               -                    -
  Leasehold improvements                                                                -                    -
   Gross furniture and equipment                                                4,323,000            4,323,000
  Accumulated depreciation and amortization                                    (7,903,000)          (3,179,000)
  Reserve for furniture and equipment disposition                                (697,000)            (697,000)
                                                                              --------------------------------
   Net furniture and equipment                                                $    46,000          $   447,000
                                                                              ================================

The reserve for furniture and fixture disposition has been estimated by management based upon the Company's current utilization of computers and furniture and equipment. All computers or furniture and equipment which are not being utilized have been reserved for any amounts in excess of their market value. Assets that cannot be located have been fully reserved.

5.   Note Payable

The Company has a $10,000,000 revolving line of credit agreement with a lending institution which is collateralized by substantially all assets of the Company and which expires on September 30, 1999. Outstanding borrowings on this line of credit were $5,503,000 and $6,166,000 at December 26, 1998 and December 27, 1997, respectively. The total unused amount available at December 26, 1998 was zero and at December 27, 1997 was zero. Borrowings on this line credit are based on a percentage of eligible accounts receivable and inventories. As of December 26, 1998, the Company was not in compliance with the terms of the line of credit and had borrowed in excess of its available credit under the eligibility formulas. If it is in compliance with the terms of the line of credit, the Company can obtain up to $3,500,000 in letters of credit pursuant to this agreement; there were no such obligations under standby letters of credit at December 26, 1998 or December 27, 1997. Interest is payable monthly at the institution's reference rate (8.50% at December 26, 1998 and 8.50% at December 27, 1997) plus 1.75%. At December 26, 1998, the Company was not in compliance with the principal terms of the line of credit agreement. At December 28, 1996, the Company was in compliance with all terms of the line of credit agreement. The current line of credit replaced a prior $5,000,000 line of credit with a different lending institution, which had no amounts outstanding at December 30, 1995.

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

For the year ended December 26, 1998, the Company had no debenture activity.

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

The following is a summary of the activity under the Company's stock option plans:

                                           Number of Shares      Option Price
                                             Under Option         per Share
                                              ----------        -------------
Options outstanding at December 31, 1994         288,816        $. 33 - 12.00
  Granted                                        737,700         6.41 - 15.17
  Exercised                                      (24,055)         .87 -  8.83
  Canceled                                       (95,007)        6.41 - 11.17
                                              ----------        -------------
Options outstanding at December 30, 1995         907,454          .33 - 15.17
  Granted                                      1,841,175         3.69 - 15.00
  Exercised                                      (15,010)         .33 -  6.59
  Canceled                                    (1,080,886)         .33 - 15.17
                                              ----------        -------------
Options outstanding at December 28, 1996       1,652,733          .33 - 15.17
  Granted                                        958,450          .75 -  4.81
  Exercised                                       (1,500)                 .88
  Canceled                                    (1,891,326)         .88 - 15.17
                                              ----------        -------------
Options outstanding at December 27, 1997         718,357        $ .33 - 14.25
  Granted                                             --                   --
  Exercised                                           --                   --
  Canceled                                            --                   --
                                              ----------        -------------
Options outstanding at December 26, 1998         718,357        $   .33-14.25

The weighted average option price per share was $4.77, $4.77, $6.40 and $7.15 for options outstanding at December 26, 1998, December 27, 1997, December 28, 1996 and December 30, 1995, respectively.

Information relating to stock options at December 27, 1997 summarized by exercise price is as follows:

       Range of                         Options Outstanding                      Options Exercisable
       --------          ------------------------------------------------   ------------------------------
   Exercise Prices                               Weighted Average                         Weighted Average
   ---------------                               ----------------                         ----------------
      Per Share             Shares        Life (Year)      Exercise Price      Shares      Exercise Price
      ---------          ------------  ----------------  ----------------   -----------   ----------------
  $ 0.33 to $ 5.50          325,691          8.54              $ 2.63          167,524         $ 2.64
  $ 6.00 to $ 6.00          260,166          8.73                6.00          234,499           6.00
  $ 6.25 to $ 6.25           25,000          8.77                6.25            8,333           6.25
  $ 6.41 to $ 6.41            9,000          7.02                6.41            6,000           6.41
  $ 6.59 to $ 8.83           91,500          7.17                7.76           85,000           7.85
  $11.00 to $11.00            4,250          7.61               11.00            4,000          11.00
  $14.25 to $14.25            2,750          8.11               14.25              916          14.25
                            -------                                            -------


  $ 0.33 to $14.25          718,357          8.42              $ 4.77          506,272         $ 5.26
                            =======                                            =======

In addition, the Company has an employee stock purchase plan which allows employees to purchase directly from the Company shares of the Company's common stock at a 15% discount from the market price, and to pay the purchase price in installments by payroll deductions. The Company has reserved 150,000 shares for granting under the employee stock purchase plan. During 1997, 83,906 shares of common stock were purchased under this plan at an average price of $1.41. During 1996 and 1995, 19,737 and 14,938 shares of common stock were purchased under this plan at average prices of $4.95 and $9.04, respectively, prior to considering the impact of the stock dividend. As of December 28, 1996, the Company's employee stock purchase plan liability (included under the caption "Payroll Related Liabilities" in the accompanying balance sheets) totaled $230,000. There was no such liability as of December 26, 1998 or December 27, 1997.

                             PINNACLE MICRO, INC.

7.   Stockholders' Equity (continued)

Stock Options and Stock Purchase Plans (continued)

Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and purchase plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: 0% dividend yield; expected volatility of 30%, 19% and 19%; respectively, risk free interest rates of 5.45%, 6.37% and 6.92%; respectively, and expected lives of 3 years. For purpose of calculating compensation cost in 1997, the offsetting effect of significant cancellations of options granted in prior years would have resulted in a decrease in the net loss and a decrease in the net loss per share on a pro forma basis. This is because the effect of actual forfeitures are recognized as they occur. Accordingly, the actual net loss and pro forma net loss for 1997 are the same. There were no grants in 1998.

Under the accounting provisions of FAS 123, the Company's net loss and net loss per share for 1997 would remain unchanged and the net loss and net loss per share for 1996 would have been increased to the pro forma amounts indicated below:

Net Loss:                                                  For the Years
                                                         ------------------
                                            1998                1997                1996
                                            ----                ----                ----
   As Reported                         $(4,555,000)        $(30,229,000)       $(20,833,000)
   Pro forma                           $(4,555,000)        $(30,229,000)       $(21,187,000)
Net Loss per share:
   As reported                         $     (0.31)        $      (2.32)       $      (2.52)
   Pro forma                           $     (0.31)        $      (2.32)       $      (2.56)

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

Litigation Settlement and Professional Fees
-------------------------------------------

During 1998, 1997, 1996, and 1995 the Company incurred $0, $11,000, $493,000 and
$732,000, respectively, for certain professional fees related to litigation and SEC related matters. In addition, the Company incurred $478,000, $577,000 and $1,400,000 for litigation settlement expenses in 1998, 1997 and 1995, respectively. (See Note 10).

                             PINNACLE MICRO, INC.

9.   Income Taxes

Income tax expense (benefit) consists of the following:

                                                                1998               1997                1996
                                                                ----               ----                ----
                                                              UNAUDITED          UNAUDITED       SEE EXHIBIT 23.2
Current:
   State                                                                 --        $    41,000     $   (1,103,000)
   Foreign                                                               --             19,000              1,000
                                                              -------------      -------------   ----------------
                                                                         --             57,000         (1,087,000)
Deferred:
   State                                                                 --                 --            971,000
   Federal                                                               --                 --            300,000
                                                              -------------      -------------   ----------------
                                                                         --                 --          1,271,000
                                                              -------------      -------------   ----------------
                                                                         --        $    57,000     $      184,000
                                                              =============      =============   ================

Income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

                                                                  1998                1997               1996
                                                                  ----                ----               ----
Tax at U.S. Federal statutory rate                            $  (1,481,000)     $ (10,258,000)    $   (7,002,000)
State Income taxes                                                 (335,000)        (2,314,000)             1,000
Nondeductible expenses                                              200,000            276,000            595,000
Tax exempt income                                                         -                  -             (1,000)
Adjustment to deferred tax assets valuation allowance                     -         13,194,000          1,271,000
Net operating loss carryforward for which no tax benefit         (7,033,000)        (7,033,000)         5,396,000
   Has been recognized
Effect of graduated rates                                         8,649,000          6,304,000                 --
Other                                                                    --           (112,000)           (57,000)
                                                              -------------      -------------     --------------
                                                              $          --      $      57,000     $      184,000
                                                              =============      =============     ==============

                             PINNACLE MICRO, INC.

9.   Income Taxes (continued)

The components of the deferred income tax assets are as follows:

                                                                              1998                    1997
                                                                          (UNAUDITIED)             (UNAUDITED
Deferred tax assets:
   Net operating loss carryforward                                        $ 13,643,000            $ 12,505,000
   Accrued restructuring cost and other accruals not currently                      --                 643,000
      Deductible
   Inventory obsolescence reserve                                            8,457,000               3,422,000
   Furniture and equipment                                                     696,000                 562,000
   Sales returns and allowances for doubtful accounts                          771,000               1,245,000
   Research and development credit carryforward                                400,000                 400,000
   Other                                                                            --                (601,000)
                                                                          ------------            ------------
Total deferred tax assets                                                   23,967,000              18,176,000
Valuation allowance                                                        (23,967,000             (18,176,000)
                                                                          ------------            ------------
Net deferred tax asset                                                    $         --            $         --
                                                                          ============            ============

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the Company's significant losses in 1998, 1997 and 1996 and uncertainties surrounding the realization of the net operating loss carryforwards which were generated during 1998, 1997 and 1996, management has determined that the realization of the deferred tax assets is not more likely than not. Accordingly, 100% valuation allowances have been recorded. The net change in the total valuation allowances for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, were increases of $1,138,000, $11,196,000 and $6,980,000, respectively. There was no change in the valuation allowance during 1995. The amount of the valuation allowance could be reduced if estimates of the future taxable income are increased.

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

Operating Leases
----------------

The Company leases its facilities and equipment under various noncancellable operating leases for terms of up to four years. Future minimum lease payments under these leases as of December 26, 1998 are as follows:

                                       (UNAUDITED)

          1999                          $ 47,000
          2000                            35,000
          2001                            35,000
          2002                            35,000
                                        --------
                                        $152,000
                                        --------

Rent expense for 1998 and 1997 was approximately $194,000 and $2,297,000, respectfully. Rent in 1997 included $721,000 in costs associated with lease terminations, which costs are included in nonrecurring charges in the Statements of Operations. Rent expense was approximately $1,650,000 and $1,531,000 for 1996 and 1995, respectively.

11.  Employee Benefits

The Company maintains an elective retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees are allowed to contribute up to 15% of their cash compensation. The Company can make contributions to the plan at the discretion of management. There were no contributions to the plan in 1998,1997 or 1996. The year 1996 was the first year of the plan.

                             PINNACLE MICRO, INC.

12.  Major Customers, Export Sales and Geographic Segment Information

For 1997, 1996 and 1995, the Company had product sales to one distributor of approximately $7,190,000, $10,847,000 and $10,965,000 or 23%, 18% and 15%,
respectively, of the Company's net sales. The accounts receivable balances from this distributor were $735,000 and $2,820,000 or 10% and 24% of total accounts receivable at December 27, 1997 and December 28, 1996, respectively. In late 1997 this distributor became a credit risk to the Company, therefore shipments were ceased.

In 1998, the Company's sales were spread over various customers and no one customer made up more than 10% of net sales.

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

                                                  1998                1997                1996                1995
                                                UNAUDITED           UNAUDITED       SEE EXHIBIT 23.2
Net sales:
   United States                               $ 9,400,000        $ 27,057,000        $ 48,489,000         $64,142,000
   Europe                                        1,154,000           4,067,000           9,838,000          15,543,000
   Japan                                                 0                   0           1,594,000           2,159,000
----------------------------------------------------------------------------------------------------------------------
Total net sales                                $10,554,000        $ 31,124,000        $ 59,921,000         $81,844,000

Operating income (loss):
   United States                               $(4,786,000)       $(30,066,000        $(17,571,000         $(3,761,000
   Europe                                          231,000            (163,000)           (221,000)          1,096,000
   Japan                                                 0                   0            (671,000)           (609,000)
----------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                  $(4,555,000)       $(30,229,000)       $(18,463,000)        $(3,274,000)

Identifiable assets:
   United States                                 4,979,000        $ 12,544,000        $ 37,990,000         $26,912,000
   Europe                                                0                   0           1,955,000           3,062,000
   Japan                                                 0                   0             293,000           2,031,000
----------------------------------------------------------------------------------------------------------------------
Total Assets                                     4,979,000        $ 12,544,000        $ 40,238,000         $32,005,000

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

The amounts capitalized in 1995 and the aggregate effect of such amounts if they had been properly expensed are as follows:

      Quarter          Amount            Aggregate Effect on
                                  ----------------------------------
       Ended         Capitalized  Net Income   Net Income Per Share
      -------        -----------  -----------  ---------------------
     April 1            $ 38,000   $ (23,000)                 $   -
     July 1               69,000     (42,000)                     -
     September 30        322,000    (198,000)                  (.03)
                        --------
     Total              $429,000
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

14.  Related Party Transaction

The Company has a month to month consulting contract for marketing and advertising services with an entity owned by the son of the Company's Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. This other entity also subleased space from the Company on a month to month basis through July 1998. Total marketing and advertising expense incurred for these services in 1998 and 1997 were $143,000 and $66,000, respectfully. Total rental income earned under the sublease was $14,000.

                                                                     Schedule II

                             PINNACLE MICRO, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                               December 26, 1998
(UNAUDITED)

                                                         Balance at   Charged to                   Balance at
                  Description                            Beginning    Costs and                      End of
                  -----------
                                                         of Period     Expenses     Deductions       Period
                                                        -----------  -----------    ----------       ------
Year ended December 26, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts                       $   451,000  $   300,000  $     (523,000)*      228,000
  Allowance for product returns and price protection      2,455,000            0      (1,912,000)       543,000
  Inventory obsolescence reserve                          7,988,000    1,100,000        (631,000)**   8,457,000
  Deferred valuation allowance                           18,176,000    6,791,000               -     24,967,000


Year ended December 27, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts                       $   336,000  $   122,000  $     (  7,000)*      451,000
  Allowance for product returns and price protection        412,000    7,492,000      (5,449,000)     2,455,000
  Inventory obsolescence reserve                          1,095,000    9,274,000      (2,381,000)**   7,988,000
  Deferred valuation allowance                            6,980,000   11,196,000               -     18,176,000


Year ended December 27, 1996: (SEE EXHIBIT 23.2)
 Deducted from asset accounts:
  Allowance for doubtful accounts                       $   350,000  $   369,000  $  (   383,000)*  $   336,000
  Allowance for product returns and price protection        828,000      999,000      (1,415,000)       412,000
  Inventory obsolescence reserve                            783,000      866,000        (554,000)**   1,095,000
  Deferred valuation allowance                                    -    6,980,000               -      6,980,000


Year ended December 30, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts                       $   287,000  $   230,000  $     (167,000)*  $   350,000
  Allowance for product returns and price protection        700,000      128,000               -        828,000
  Inventory obsolescence reserve                            683,000      871,000        (771,000)**     783,000
  Deferred valuation allowance                                    -            -               -              -


___________________________

*   Doubtful accounts written off.
**  Disposal of obsolete inventory.