Form 10-Q
period 1999-03-27
PINNACLE MICRO INC
filed 1999-08-06
CIK 904344

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 27, 1999

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
                                (949) 789-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X.
                                                    ---

As of July 20, 1999, there were outstanding 14,500,089 shares of Registrant's Common Stock.

                             PINNACLE MICRO, INC.

                                     INDEX

                                                                                      PAGE
Part I.   Financial information

          Financial statements                                                           3

          Condensed Balance Sheet at March 27, 1999 (Unaudited) and
               December 26, 1998 (Unaudited)                                             3

          Condensed Statements of Operations for the thirteen weeks ended
               March 27, 1999 (Unaudited) and March 28, 1998 (Unaudited)                 4

          Condensed Statements of Cash Flows for the thirteen weeks ended
               March 27, 1999 (Unaudited) and March 28, 1998 (Unaudited)                 5

          Notes to Unaudited Condensed Financial Statements                              6

          Management discussion and Analysis of Financial Condition
               and Results of Operations                                                 9

Part II   Other Information

          Submission of Matters to a Vote of Security Holders                           13

          Exhibits and Reports on Form 8-K                                              13

Signature(s)                                                                            14

                                    PART I
                             FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS


                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS


                                                                        March 27,            December 26,
                                                                          1999                  1998
                                                                       (Unaudited)           (Unaudited)
                                                                      ------------           ------------
Assets
 Current assets:
          Cash and cash equivalents                              $          53,000          $      322,000
          Accounts receivable, net                                         593,000                 742,000
          Inventories                                                    3,474,000               3,592,000
          Prepaid expenses and other current assets                        125,000                 134,000
                                                                 -----------------          --------------
    Total current assets                                                 4,245,000               4,790,000

 Furniture and equipment, net                                                3,000                  46,000
 Other assets                                                              102,000                 143,000
                                                                 -----------------          --------------
    Total assets                                                 $       4,350,000          $    4,979,000
                                                                 =================          ==============

 Current liabilities:
          Note payable                                           $       5,171,000          $    5,503,000
          Accounts payable                                              17,767,000              17,366,000
          Accrued expenses                                               2,068,000               2,036,000
          Payroll related liabilities                                      119,000                  99,000
                                                                 -----------------          --------------
    Total current liabilities                                           25,125,000              25,004,000
 Commitments and contingencies
 Stockholders' equity (deficit):
          Common stock                                                      15,000                  15,000
          Additional paid-in capital                                    34,977,000              34,977,000
          Accumulated deficit                                          (55,767,000)            (55,017,000)
                                                                 -----------------          --------------
 Total stockholders' equity (deficit)                                  (20,775,000)            (20,025,000)
                                                                 -----------------          --------------
 Total liabilities and stockholders' equity (deficit)            $       4,350,000          $    4,979,000
                                                                 =================          ==============

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              13 Weeks Ended          13 Weeks Ended
                                              Mar. 27, 1999           Mar. 28, 1998
                                              --------------          -------------
Net sales                                    $   1,788,000           $    4,006,000
Cost of sales                                    1,417,000                2,990,000
                                             -------------           --------------
Gross profit (loss)                                371,000                1,016,000

Operating expenses:
  Selling, general and administrative              966,000                1,815,000
  Research and development                               -                        -
  Nonrecurring charges                                   -                        -
                                             -------------           --------------
  Total operating expenses                         966,000                1,815,000

Operating loss                                    (595,000)                (799,000)
Interest income/expense                           (157,000)                (139,000)
Non-cash interest expense related
   to convertible debentures                             -                        -
                                             -------------           --------------
Loss before income taxes                          (752,000)                (938,000)
Income tax expense                                       -                        -
                                             -------------           --------------
Net loss                                     $    (752,000)          $     (938,000)
                                             =============           ==============
Net loss per share                           $       (0.05)          $        (0.06)
                                             =============           ==============
Weighted average
 common shares outstanding                      14,500,089               14,500,089
                                             =============           ==============

The accompanying notes are an integral part of these condensed financial statements.
------------------------------------------------------------------------------

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    13 Weeks Ended         13 Weeks Ended
                                                                                     Mar. 27, 1999         Mar. 28, 1998
                                                                                     -------------         --------------
Cash Flows from Operating Activities
               Net loss                                                              $(752,000)             $(938,000)
               Adjustments to reconcile net income (loss)
               to net cash used in operating activities:
                           Depreciation and amortization                                44,000                126,000
                           Provision for product returns and price protection                -
                           Provision for inventory obsolescence                              -
                           Interest on debentures paid in common stock                       -
                           Non-cash interest expense                                         -
                           Changes in operating assets and liabilities:
                                       Accounts receivable                             149,000              1,553,000
                                       Income taxes receivable                               -
                                       Inventories                                     118,000                772,000
                                       Prepaid expenses and other current assets         9,000                 51,000
                                       Other assets                                     41,000                  5,000
                                       Accounts payable and accrued expenses           433,000             (1,147,000)
                                       Payroll related liabilities                      20,000                 49,000
                                       Other liabilities                                     -
                                                                                    ----------             ----------
                           Net cash provided by (used in) operating activities          62,000                483,000
                                                                                    ----------             ----------
Cash Flows from Investing Activities
               Proceeds from disposal of furniture and equipment                         1,000                      -
               Purchase of furniture and equipment                                          -                  (5,000)
                                                                                    ----------             ----------
                           Net cash used in investing activities                         1,000                 (5,000)
                                                                                    ----------             ----------
Cash Flows from Financing Activities
               Net cash provided by (used to) repay note payable                      (332,000)              (548,000)
               Proceeds from exercise of stock options                                       -                      -
               Tax benefit from exercise of stock options                                    -                      -
               Proceeds from issuance of stock through
                           the employee stock option plan                                    -
                                                                                    ----------             ----------
                           Net cash provided by (used in) financing activities        (332,000)              (548,000)
Effect of exchange rate changes on cash                                                      -                      -
                                                                                    ----------             ----------
Decrease in cash and cash equivalents                                                 (269,000)               (70,000)
Cash and cash equivalents at beginning of period                                       322,000                454,000
                                                                                    ----------             ----------
Cash and cash equivalents at end of period                                           $  53,000              $ 384,000
                                                                                    ==========             ==========
Supplemental Cash Flow Information
Cash paid during the period for:
     Interest                                                                        $ 157,000             $  139,000
                                                                                     =========             ==========
     Income taxes                                                                            -                      -
                                                                                     =========             ==========

The accompanying notes are an integral part of these condensed financial statements.

                             PINNACLE MICRO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                                March 27, 1999

                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
     -----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FOR THE YEARS 1997 AND 1998 FROM ITS INDEPENDENT
----------------------------------------------------------------------------
AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE
-----------------------------------------------------------------------------
ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.  THE READER OF THE
-------------------------------------------------------------------------
FINANCIAL STATEMENTS, NOTES,  AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK
--------------------------------------------------------------------------------
OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED
-------------------------------------------------------------------------------
IN THE COMPANY'S  FORM 10-K.
----------------------------


     Interim Period Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 26, 1998. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments, which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen weeks ending March 27, 1999.

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

2.   NET INVENTORIES

     Inventories consist of the following:

                                                 March, 27,     December, 26,
                                                   1999             1998
                                                 UNAUDITED        UNAUDITED
Components and work in process                  $11,089,000      $11,204,000
Finished goods                                      751,000          845,000
Reserve for excess and obsolete                  (8,366,000)      (8,457,000)
                                                ------------     ------------
                                                $ 3,474,000      $ 3,592,000
                                                ============     ============


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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


          THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE
          -------------------------------------------------------------
FINANCIAL STATEMENTS AND NOTES THERTO FOR THE YEARS 1997 AND 1998 FROM ITS
--------------------------------------------------------------------------
INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN
--------------------------------------------------------------------------------
OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.  THE READER OF
------------------------------------------------------------------------------
THE FINANCIAL STATEMENTS, NOTES,  AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK
--------------------------------------------------------------------------------
OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED
-------------------------------------------------------------------------------
IN THE COMPANY'S  FORM 10-K.
----------------------------

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


The Company continues to incur significant losses with quarterly sales significantly below historical levels and those levels required for profitability. As of the date of this filing, the Company's liabilities significantly exceed its assets. The Company's liquidity position continues to be severely constrained. As a result of the Company's severe liquidity problems, the Company is unable to pay its trade debt on a timely basis. The Company has sought and has been unable to obtain a forbearance agreement with its creditors. In the event the Company is unable to obtain some sort of agreement with the secured and/or unsecured creditors and immediate funding, it will be unable to operate as a going concern and will seek protection under the Federal bankruptcy laws.

Net Sales

Net sales were $1,788,000 and $4,006,000 for the thirteen weeks ended March 28, 1998 and March 27, 1999, respectively, representing a year to year decrease of 55%. The decrease in sales is primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's legacy products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The first quarter of 1999 was adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross loss decreased from $1,017,000 for the thirteen weeks ended March 28, 1998, to a gross profit of $371,000 for the thirteen weeks ended March, 27, 1999. The decrease in gross loss is primarily attributable to significant inventory obsolescence and lower of cost or market adjustments that were taken in the prior year. While the gross margin loss has decreased over the comparable prior year period, the Company continues to experience price degradation on its products as a result of increased competition in the recordable CD market. The decline in prices is expected to continue placing pressure on gross margins in future periods for existing products.

Selling, General and Administrative

Selling, general and administrative expenses were $1,815,000 and $966,000 in the thirteen weeks ended March 28, 1998 and March 27, 1999, respectively, and represented 45.3% and 54.0% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the continued reduction of Company personnel.

Research and Development

The Company did not incur any Research and Development expenses during the thirteen weeks ending March 28, 1998 and March 27, 1999. In late 1997, the Company was forced to abandon the research and development and manufacturing facility located in Colorado Springs, CO due to increased financial problems and decreased working capital. The Company began outsourcing all production to a company in California.

Liquidity and Capital Resources

Cash and cash equivalents of $53,000 at March, 27, 1999 were $269,000 lower than the $322,000 balance at December 26, 1998.

The Company's liquidity position continues to be severely constrained. The Company currently has a revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, which expires on September 30, 1999. Although the Company has a maximum availability of $10,000,000 under the line of credit based on a percentage of eligible accounts receivables and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible account receivables are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. Borrowings under the line of credit totaled $5,503,000 at December 26, 1998 and $5,171,000 at March 27, 1999. The Company's inability to increase sales and find alternative sources of funding have severely impacted the Company.


In the event that the Company is unable to locate a financial partner or other sources of immediate funding to meet its current cash needs, it will be unable to continue to operate as a going concern and will be required to seek protection under the Federal Bankruptcy Laws.

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

The computer industry in general, and the market for the Company's products in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and reductions in unit selling prices over the life of a specific product. The Company faces competition from much larger magnetic and optical storage device developers, including Fujitsu, Sony and Philips. These competitors have engineering and manufacturing experience greater than the Company, and may be able to bring comparable or superior products to market, which will negatively impact the results of the Company.
The Company faces increasing competition in the "3R" or removable, rewritable and random access storage market from companies such as Iomega and Sony.

There can be no assurance that there will be acceptance of the Company's existing products or that the Company's future products will achieve market acceptance at acceptable margins. The absence of either will require the Company to seek creditor protection under Federal bankruptcy law.

In the event that the Company is unable to locate other sources of immediate funding to meet its current cash needs, it will be unable to continue to operate as a going concern and will seek protection under the Federal bankruptcy laws.

               SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

NONE

                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

Exhibit Number                      Description
--------------                      -----------

     27                  Financial Data Schedule

          (b)  Reports on Form 8-K:

    December 31, 1998             Resignation of Hans Imhoff and James Roszack
                                  from the Company's board of Directors.

                                  SIGNATURES

                             PINNACLE MICRO, INC.



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 3, 1999          By:  /s/ William F. Blum
                                  ---------------------------------------
                                  William F. Blum
                                  Director, Chairman, President, Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer
                                  (Duly Authorized Officer)