Form 10-Q
period 1999-06-27
PINNACLE MICRO INC
filed 1999-12-17
CIK 904344

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 27, 1999         Commission File No. 0-21892


                             PINNACLE MICRO, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                                    33-0238563
----------------------------------                        --------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
   incorporation organization)


140 Technology Drive, Suite 500 Irvine, California                         92618
--------------------------------------------------        --------------------------------------
    (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code:  (949) 789-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X .
                                               ---

At August 13, 1999 14,500,089 shares of common stock of the Registrant were outstanding.

                             PINNACLE MICRO, INC.

                                     INDEX

Part I.  Financial Information

Item I   Financial Statements

         Condensed Balance Sheet at June 27, 1999 (Unaudited) and
         December 26, 1998 (Unaudited)....................................    2

         Condensed Statements of Operations for the thirteen and
         twenty-six week periods ended June 27, 1999 (Unaudited) and
         June 27, 1998 (Unaudited)........................................    3

         Condensed Statements of Cash Flows for the twenty-six week period ended June 27, 1999 and (Unaudited) and June 27,
         1998 (Unaudited).................................................    4

         Notes to Unaudited Condensed Financial Statements................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    9

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................   10

Signature.................................................................   10

                                    PART I
                             FINANCIAL INFORMATION

                          Item I FINANCIAL STATEMENTS


                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS
            (in thousands, except share and per share information)

                                                  (Unaudited)    (Unaudited)
                                                 June 27, 1999 December 26, 1998
                                                 ------------- -----------------
ASSETS

Current assets
Cash and cash equivalents                            $    357         $    322
Accounts receivable, net                                  478              742
Inventories, net                                        2,966            3,592
Prepaid expenses and other current assets                 146              134
                                                     --------         --------

Total current assets                                    3,947            4,790

Furniture and equipment, net                                2               46
Other Assets                                              149              143
                                                     --------         --------

Total assets                                         $  4,098         $  4,979
                                                     ========         ========


Current liabilities
Note payable                                            6,341            5,503
Accounts payable                                       16,930           17,366
Accrued expenses                                        2,527            2,036
Payroll related liabilities                                93               99
                                                     --------         --------

Total current liabilities                              25,891           25,004

Stockholders' equity
Common stock, $.001 par value: Aurthorized shares,
30,000,000 Issued and outstanding 14,500,089 at
June 27, 1999 and 14,500,089 at December 26, 1998          15               15
Additional paid-in capital                             34,977           34,977
Accumulated deficit                                   (56,785)         (55,017)
                                                     --------         --------

Total stockholders' equity                            (21,793)         (20,025)
                                                     --------         --------

                                                     $  4,098         $  4,979
                                                     ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share information)

                                                                   (Unaudited)                             (Unaudited)
                                                        13 Weeks Ended      13 Weeks Ended      26 Weeks Ended      26 Weeks Ended
                                                         June 27, 1999       June 27, 1998       June 27, 1999        June 27, 1998
                                                       ---------------      --------------      --------------      ---------------
Net sales                                               $     1,615         $     1,868         $     3,403          $     5,874
Cost of sales                                                 1,523               1,527               2,941                4,516
                                                        -----------         -----------         -----------          -----------

Gross profit                                                     92                 341                 462                1,358
                                                        -----------         -----------         -----------          -----------

Operating expenses:
Selling, general, and administrative expenses                   957               1,372               1,922                3,188
Research and development expenses                                 -                                       -
Nonrecurring charges                                              -                   -                   -                    -
                                                        -----------         -----------         -----------          -----------

Total operating expenses                                        957               1,372               1,922                3,188
                                                        -----------         -----------         -----------          -----------

Operating loss                                                 (865)             (1,031)             (1,460)              (1,830)
                                                        -----------         -----------         -----------          -----------

Other income (expense):
Interest income/expense                                        (160)               (153)               (308)                (292)
Non-cash interest expense related
to convertble debenturees                                         -                   -                   -                    -
                                                        -----------         -----------         -----------          -----------

Total other income (expense)                                   (160)               (153)               (308)                (292)
                                                        -----------         -----------         -----------          -----------

Loss before income taxes                                     (1,025)             (1,184)             (1,768)              (2,122)

Income tax expense
                                                        -----------         -----------         -----------          -----------

Net loss                                                $    (1,025)        $    (1,184)        $    (1,768)         $    (2,122)
                                                        ===========         ===========         ===========          ===========

Loss per common share
Basic                                                        ($0.07)             ($0.08)             ($0.12)              ($0.15)
Diluted                                                      ($0.07)             ($0.08)             ($0.12)              ($0.15)

Weighted average number of common and potential
  common shares outstanding used in computation of
   loss per share
Basic                                                    14,500,089          14,500,089          14,500,089           14,500,089
Diluted                                                  14,500,089          14,500,089          14,500,089           14,500,089

  The accompanying notes are an integral part of these consolidated financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   (Unaudited)           (Unaudited)
                                                                  26 Weeks Ended        26 Weeks Ended
                                                                  June 27, 1999          June 27, 1998
                                                                 ----------------      ------------------
Cash Flows from Operating Activities
Net loss                                                         $         (1,768)     $           (2,122)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                                  44                     231
Provision for doubtful accounts                                                 -                       2
Provision for product returns and price protection                              -                       9
Changes in operating assets and liabilities:
Accounts receivable                                                           264                   3,142
Inventories                                                                   626                   1,037
Prepaid expenses and other assets                                             (12)                     46
Other assets                                                                   (6)                    (57)
Accounts payable and accrued expense                                           55                  (1,119)
Payroll related liabilities                                                    (6)                    (18)
Other liabilities                                                               -                    (390)
                                                                 ----------------      ------------------
Net cash provided by (used in) operating activities                          (803)                    761

Cash Flows from Investing Activities
Proceeds from disposal of furniture and equipment                               -                       -
Purchase of furniture and equipment                                             -                       5
                                                                 ----------------      ------------------
                                                                                -                      (5)
Cash Flows from Financing Activities
Net cash provided by (used to) repay note payable                             838                    (834)
                                                                 ----------------      ------------------

Net cash provided by (used in) financing activities                           838                    (834)

Decrease in cash and cash equivalents                                          35                     (78)
Cash and cash equivalents at beginning of period                              322                     454
                                                                 ----------------      ------------------

Cash and cash equivalents at end of period                                    358                     376



Supplement Cash Flow Information

Cash paid during the period for:
Interest                                                                      145                     293
Income taxes                                                                    -                       -

The accompanying notes are an integral part of these consolidated financial statements.

                             PINNACLE MICRO, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 27, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
-----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FOR THE YEARS 1997 AND 1998 FROM ITS INDEPENDENT
----------------------------------------------------------------------------
AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE
-----------------------------------------------------------------------------
ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE READER OF THE
------------------------------------------------------------------------
FINANCIAL STATEMENTS, NOTES, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK
--------------------------------------------------------------------------------
OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED
-------------------------------------------------------------------------------
IN THE COMPANY'S FORM 10-K.
---------------------------

Interim Period Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 26, 1998. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments, which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen and twenty-six week periods ending June 27, 1999.

New Accounting Pronouncements

The FASB has recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (SFAS 133)" (SFAS 137), which amended SFAS 133 to be effective for periods beginning after June 15, 2000. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

2. NET INVENTORIES

Inventories consist of the following:
(in thousands)

                                        (Unaudited)            (Unaudited)
                                       June 27, 1999        December 26, 1998
                                      ---------------------------------------
Components and work in process        $        9,814       $           11,204
Finished goods                                   688                      845
Reserve for excess and obsolete               (7,536)                  (8,457)
                                      ---------------------------------------
                                      $        2,966       $            3,592

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE VARIOUS FACTORS SET FORTH IN THIS REPORT AS WELL AS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL
-----------------------------------------------------------------------
STATEMENTS AND NOTES THERTO FOR THE YEARS 1997 AND 1998 FROM ITS INDEPENDENT
----------------------------------------------------------------------------
AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE
-----------------------------------------------------------------------------
ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE READER OF THE
------------------------------------------------------------------------
FINANCIAL STATEMENTS, NOTES, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK
--------------------------------------------------------------------------------
OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS OF THE COMPANY FOR DECEMBER 27, 1997 AND DECEMBER 26, 1998 PRESENTED
-------------------------------------------------------------------------------
IN THE COMPANY'S FORM 10-K.
---------------------------

Likelihood of Need to Seek Protection Under Bankruptcy Laws

The Company continues to incur significant losses with quarterly sales significantly below historical levels and those levels required for profitability. Sales have continually declined in light of significant competition, price pressures and the uncertainty on the part of potential customers over the financial condition of the Company. Further, the Company has been unable to raise alternative sources of funding to fund operating losses. All of these factors have had a material impact on the Company and its results of operation. As of the date of this filing, the Company's liabilities significantly exceed its assets. The Company's liquidity position continues to be severely constrained. As a result of the Company's severe liquidity problems, the Company is unable to pay its trade debt on a timely basis. The Company has sought and has been unable to obtain a forbearance agreement with its creditors. In the event the Company is unable to obtain some sort of agreement with the secured and/or unsecured creditors and immediate funding, it will be unable to operate as a going concern and will likely seek protection under the Federal bankruptcy laws.


RESULTS OF OPERATIONS

FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 1999 AND JUNE 27, 1998

Net Sales

Net sales were $5,874 thousand and $3,403 thousand for the twenty-six week period ended June 27, 1998 and June 27, 1999, respectively, representing a year-to-year decrease of 42%. The decrease in sales is primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's legacy products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The second quarter of 1999 continues to be adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross profit decreased from $1,358 thousand for the twenty-six week period ended June 27, 1998, to a gross profit of $462 thousand for the twenty-six week period ended June 27, 1999. The decrease in gross profit was primarily attributed to the decrease in sales. The lack of funding for adequate marketing has severely crippled the Company's ability to promote new sales.

Selling, General and Administrative

Selling, general and administrative expenses were $3,188 thousand and $1,922 thousand in the twenty-six week period ended June 27, 1998 and June 27, 1999, respectively, and represented 54% and 57% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the continued reduction of Company personnel.

Research and Development

The Company did not incur any Research and Development expenses during the twenty-six week period ending June 27, 1998 and June 27, 1999. In late 1997, the Company was forced to abandon the research and development and manufacturing facility located in Colorado Springs, Colorado due to increased financial problems and decreased working capital.

RESULTS OF OPERATIONS

FOR THE THIRTEEN-WEEK PERIOD ENDED JUNE 27, 1999 AND JUNE 27, 1998

Net Sales

Net sales were $1,868 thousand and $1,615 thousand for the thirteen-week period ended June 27, 1998 and June 27, 1999, respectively, representing a year-to-year decrease of 14%. The decrease in sales is primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's legacy products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The second quarter of 1999 continues to be adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross profit decreased from $341 thousand for the thirteen-week period ended June 27, 1998, to a gross profit of $92 thousand for the thirteen week period ended June 27, 1999. The decrease in gross profit was primarily attributed to the decrease in sales. The lack of funding for adequate marketing has severely crippled the Company's ability to promote new sales.

Selling, General and Administrative

Selling, general and administrative expenses were $1,372 thousand and $957 thousand in the thirteen week period ended June 27, 1998 and June 27, 1999, respectively, and represented 73% and 59% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the continued reduction of Company personnel.

Research and Development

The Company did not incur any Research and Development expenses during the thirteen-week period ending June 27, 1998 and June 27, 1999. In late 1997, the Company was forced to abandon the research and development and manufacturing facility located in Colorado Springs, Colorado due to increased financial problems and decreased working capital.

Liquidity and Capital Resources

Cash and cash equivalents of $357 thousand at June 27, 1999 were $35 thousand higher than the $322 thousand balance at December 26, 1998.

The Company's liquidity position continues to be severely constrained. The Company's revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, expires on September 30, 1999. The Company is currently in default under the agreement pertaining to its secured line of credit. There is no forbearance agreement in place with the Company's secured lender, although then lender has continued to provide advances to the Company under the line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event that the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment, would be unable to continue to operate as a going concern, and would be forced to seek protection under the federal bankruptcy laws.

Borrowings under the line of credit totaled $5,503 thousand at December 26, 1998 and $6,341 thousand at June 27, 1999.

In the event that the Company is unable to locate a financial partner or other sources of immediate funding to meet its current cash needs, it will be unable to continue to operate as a going concern and will likely be required to seek protection under the Federal bankruptcy laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents. At June 27, 1999, the carrying value of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have and significant foreign currency exposure since it does not transact business in foreign currencies. As a result, the Company does not have significant overall currency exposure at June 27, 1999. The Company's market risk disclosures are not material and are therefore not required.

PART II OTHER INFORMATION

A complaint was filed against two former officers of the Company alleging that the officers took actions which unlawfully deprived Coast Business Credit of certain assets of the Company in which Coast Business Credit had a security interest, or which actions otherwise violated the terms of agreements between the Company and Coast Business Credit. The complaint was filed in the Orange County Superior Court under the name Coast Business Credit v. Campbell, et al, Case Number 787394.

These officers in turn filed a complaint against the Company claiming a right to defense and indemnity under the terms of the Company's bylaws and under the terms of their employment agreements. The Company has filed an answer to this complaint for indemnity, however it does not have the resources to provide any defense or indemnity at this time. The former officers made a motion for issuance of an order of attachment to themselves and which they contend they are contractually entitled to recover from the Company. At this time the outcome of this proceeding cannot be predicted with certainty.

The Company is subject to legal proceedings and claims that arise in the normal course of business. The outcome of these proceedings cannot be predicted with certainty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number               Description
------               -----------
27                   Financial Data Schedule


SIGNATURES PINNACLE MICRO, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 1999

By: /s/ William F. Blum
    -------------------

William F. Blum Director, Chairman, President, Chief Executive Officer and Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)