Form 10-Q
period 1999-09-26
PINNACLE MICRO INC
filed 1999-12-17
CIK 904344

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 26, 1999    Commission File No. 0-21892


                              PINNACLE MICRO, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                          33-0238563
-----------------------------------------             --------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation organization)                           Identification No.)


140 Technology Drive, Suite 500 Irvine, California              92618
--------------------------------------------------    --------------------------
     (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (949) 789-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes_____ No   X  .
                                                -----

At November 15, 1999 14,500,089 shares of common stock of the Registrant were outstanding.

                             PINNACLE MICRO, INC.

                                     INDEX

Part I.  Financial Information
Item I   Financial Statements

         Condensed Balance Sheet at September 26, 1999 (Unaudited) and
         December 26, 1998 (Unaudited).........................................................   2

         Condensed Statements of Operations for the thirteen and thirty-nine week periods
         ended September 26, 1999 (Unaudited) and September 26, 1998 (Unaudited)...............   3

         Condensed Statements of Cash Flows for the thirty-nine week period ended
         September 26, 1999 and (Unaudited) and September 26, 1998 (Unaudited).................   4

         Notes to Unaudited Condensed Financial Statements.....................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................   9

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K......................................................  10

Signature......................................................................................  10

                                    PART I
                             FINANCIAL INFORMATION

                          Item I FINANCIAL STATEMENTS


                             PINNACLE MICRO, INC.
                           CONDENSED BALANCE SHEETS
            (in thousands, except share and per share information)

                                                                       (Unaudited)             (Unaudited)
                                                                   September 26, 1999       December 26, 1998
                                                                   -------------------      -----------------
ASSETS

Current assets
Cash and cash equivalents                                          $               406      $             322
Accounts receivable, net                                                           542                    742
Inventories, net                                                                 3,101                  3,592
Prepaid expenses and other current assets                                           95                    134
                                                                   -------------------      -----------------

Total current assets                                                             4,144                  4,790

Furniture and equipment, net                                                         2                     46
Other Assets                                                                       170                    143
                                                                   -------------------      -----------------

Total assets                                                       $             4,316      $           4,979
                                                                   ===================      =================

Current liabilities
Note payable                                                                     7,260                  5,503
Accounts payable                                                                16,889                 17,366
Accrued expenses                                                                 2,257                  2,036
Payroll related liabilities                                                         54                     99
                                                                   -------------------      -----------------

Total current liabilities                                                       26,460                 25,004

Stockholders' equity
Common stock, $.001 par value: Authorized shares, 30,000,000
Issued and outstanding 14,500,089 at September 26, 1999 and
    14,500,089 at December 26, 1998                                                 15                     15
Additional paid-in capital                                                      34,977                 34,977
Accumulated deficit                                                            (57,136)               (55,017)
                                                                   -------------------      -----------------

Total stockholders' equity                                                     (22,144)               (20,025)
                                                                   -------------------      -----------------

                                                                   $             4,316      $           4,979
                                                                   ===================      =================

  The accompanying notes are an integral part of these consolidated financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share information)

                                                                (Unaudited)                               (Unaudited)
                                                     13 Weeks Ended      13 Weeks Ended       39 Weeks Ended      39 Weeks Ended
                                                   September 26, 1999  September 26, 1998   September 26, 1999  September 26, 1998
                                                   ------------------  ------------------   ------------------  ------------------
Net sales                                          $            1,908  $            2,374   $            5,311  $            8,248
Cost of sales                                                   1,638               1,829                4,579               6,346
                                                   ------------------  ------------------   ------------------  ------------------

Gross profit                                                      270                 545                  732               1,902
                                                   ------------------  ------------------   ------------------  ------------------

Operating expenses:
Selling, general, and administrative expenses                     435               1,325                2,358               4,513
Research and development expenses                                   -                   -                    -                   -
Nonrecurring charges                                                -                   -                    -                   -
                                                   ------------------  ------------------   ------------------  ------------------

Total operating expenses                                          435               1,325                2,358               4,513
                                                   ------------------  ------------------   ------------------  ------------------

Operating loss                                                   (165)               (780)              (1,626)             (2,611)
                                                   ------------------  ------------------   ------------------  ------------------

Other income (expense):
Interest income/expense                                          (184)                422                 (492)                130
Non-cash interest expense related
to convertable debenturees                                          -                   -                    -                   -
                                                   ------------------  ------------------   ------------------  ------------------

Total other income (expense)                                     (184)                422                 (492)                130
                                                   ------------------   -----------------   ------------------  ------------------

Loss before income taxes                                         (349)               (358)              (2,118)             (2,481)

Income tax expense                                                  -                 (12)                   -                   -
                                                   ------------------  ------------------   ------------------  ------------------

Net loss                                           $             (349) $             (346)  $           (2,118) $           (2,481)
                                                   ==================  ==================   ==================  ==================

Loss per common share
Basic                                                          ($0.02)             ($0.02)              ($0.15)             ($0.17)
Diluted                                                        ($0.02)             ($0.02)              ($0.15)             ($0.17)

Weighted average number of common and potential
 common shares outstanding used in computation of
 loss per share
Basic                                                      14,500,089          14,500,089           14,500,089          14,500,089
Diluted                                                    14,500,089          14,500,089           14,500,089          14,500,089

  The accompanying notes are an integral part of these consolidated financial statements.

                             PINNACLE MICRO, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       (Unaudited)            (Unaudited)
                                                                    39 Weeks Ended          39 Weeks Ended
                                                                   September 26, 1999     September 26, 1998
                                                                   ------------------     -------------------
Cash Flows from Operating Activities
Net loss                                                           $           (2,118)    $            (2,481)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                                      44                     313
Provision for doubtful accounts                                                     -                       -
Provision for product returns and price protection                                  -                      29
Changes in operating assets and liabilities:
Accounts receivable                                                               200                   3,802
Inventories                                                                       491                   1,554
Prepaid expenses and other assets                                                  38                     256
Other assets                                                                      (27)                    (73)
Accounts payable and accrued expense                                             (254)                 (2,617)
Payroll related liabilities                                                       (47)                    (40)
Other liabilities                                                                   -                       -
                                                                   ------------------     -------------------
Net cash provided by (used in) operating activities                            (1,673)                    743

Cash Flows from Investing Activities
Proceeds from disposal of furniture and equipment                                   -                       -
Purchase of furniture and equipment                                                 -                       5
                                                                   ------------------     -------------------
                                                                                    -                      (5)
Cash Flows from Financing Activities
Net cash provided by (used to) repay note payable                               1,757                    (776)
                                                                   ------------------     -------------------

Net cash provided by (used in) financing activities                             1,757                    (776)

Increase(Decrease) in cash and cash equivalents                                    84                     (38)
Cash and cash equivalents at beginning of period                                  322                     454
                                                                   ------------------     -------------------

Cash and cash equivalents at end of period                                        406                     416


Supplement Cash Flow Information

Cash paid during the period for:
Interest                                                                          492                     293
Income taxes                                                                        -                       -

  The accompanying notes are an integral part of these consolidated financial statements.

                              PINNACLE MICRO, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 26, 1999


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

Interim Period Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's unaudited Form 10-K for the year ended December 26, 1998. In the opinion of management, the accompanying condensed financial statements reflect all material adjustments, which are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the thirteen and thirty-nine week periods ending September 26, 1999.

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

2.   NET INVENTORIES


Inventories consist of the following:
(in thousands)

                                                       (Unaudited)                   (Unaudited)
                                                    September 26, 1999            December 26, 1998
                                                  ---------------------------------------------------
  Components and work in process                   $            11,027              $        11,204
  Finished goods                                                   520                          845
  Reserve for excess and obsolete                               (8,446)                      (8,457)
                                                  ----------------------------------------------------
                                                   $             3,101              $         3,592

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

RESULTS OF OPERATIONS

FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 26, 1998

Net Sales

Net sales were $8,248 thousand and $5,311 thousand for the thirty-nine week period ended September 26, 1998 and September 26, 1999, respectively, representing a year-to-year decrease of 36%. The decrease in sales is primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's legacy products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The second quarter of 1999 continues to be adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross profit decreased from $1,902 thousand for the thirty-nine week period ended September 26, 1998, to a gross profit of $732 thousand for the thirty-nine week period ended September 26, 1999. The decrease in gross profit was primarily attributed to the decrease in sales. The lack of funding for adequate marketing has severely crippled the Company's ability to promote new sales.

Selling, General and Administrative

Selling, general and administrative expenses were $4,513 thousand and $2,358 thousand in the thirty-nine week period ended September 26, 1998 and September 26, 1999, respectively, and represented 55% and 44% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the continued reduction of Company personnel.

Research and Development

The Company did not incur any Research and Development expenses during the thirty-nine week period ending September 26, 1998 and September 26, 1999. In late 1997, the Company was forced to abandon the research and development and manufacturing facility located in Colorado Springs, Colorado due to increased financial problems and decreased working capital.

RESULTS OF OPERATIONS

FOR THE THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 26, 1998

Net Sales

Net sales were $2,374 thousand and $1,908 thousand for the thirteen-week period ended September 26, 1998 and September 26, 1999, respectively, representing a year-to-year decrease of 20%. The decrease in sales is primarily attributable to decreased unit sales as a result of increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's legacy products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. The second quarter of 1999 continues to be adversely affected by significant declines in the prices of disk drives, continued uncertainty among customers created by the news of the Company's operational and financial difficulties, and the Company's inability to purchase product because of its financial condition.

Gross Profit (Loss)

Gross profit decreased from $545 thousand for the thirteen-week period ended September 26, 1998, to a gross profit of $270 thousand for the thirteen week period ended September 26, 1999. The decrease in gross profit was primarily attributed to the decrease in sales. The lack of funding for adequate marketing has severely crippled the Company's ability to promote new sales.

Selling, General and Administrative

Selling, general and administrative expenses were $1,325 thousand and $765 thousand in the thirteen week period ended September 26, 1998 and September 26, 1999, respectively, and represented 56% and 40% of net sales. The decreases in expenditures resulted primarily from reduced advertising and promotional expenditures and the continued reduction of Company personnel.

Research and Development

The Company did not incur any Research and Development expenses during the thirteen-week period ending September 26, 1998 and September 26, 1999. In late 1997, the Company was forced to abandon the research and development and manufacturing facility located in Colorado Springs, Colorado due to increased financial problems and decreased working capital.

Liquidity and Capital Resources

Cash and cash equivalents of $406 thousand at September 26, 1999 were $84 thousand higher than the $322 thousand balance at December 26, 1998.

The Company's liquidity position continues to be severely constrained. The Company's revolving line of credit agreement with a lender, collateralized by substantially all assets of the Company, and expired on September 30, 1999. The Company is currently in default under the agreement pertaining to its secured line of credit. There is no forbearance agreement in place with the Company's secured lender, although then lender has continued to provide advances to the Company under the line of credit. While the lender has cooperated so far with the Company's efforts to meet its ongoing working capital requirements, there can be no assurance that such cooperation will continue. In the event that the Company is declared in default under the line of credit by the lender and demand for payment is made, the Company would be unable to make such payment, would be unable to continue to operate as a going concern, and would be forced to seek protection under the federal bankruptcy laws

Borrowings under the line of credit totaled $5,503 thousand at December 26, 1998 and $7,260 thousand at September 26, 1999.

In the event that the Company is unable to locate a financial partner or other sources of immediate funding to meet its current cash needs, it will be unable to continue to operate as a going concern and will likely be required to seek protection under the Federal bankruptcy laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents. At September 26, 1999, the carrying value of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have and significant foreign currency exposure since it does not transact business in foreign currencies. As a result, the Company does not have significant overall currency exposure at September 26, 1999. The Company's market risk disclosures are not material and are therefore not required.

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

These officers in turn filed a complaint against the Company claiming a right to defense and indemnity under the terms of the Company's bylaws and under the terms of their employment agreements. The Company has filed an answer to this complaint for indemnity, however it does not have the resources to provide any defense or indemnity at this time. The former officers made a motion for issuance of an order of attachment to themselves and which they contend they are contractually entitled to recover from the Company. At this time the outcome of this proceeding cannot be predicted with certainty

The Company is subject to legal proceedings and claims that arise in the normal course of business. The outcome of these proceedings cannot be predicted with certainty.

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