Form 10-K
period 1999-12-25
PINNACLE MICRO INC
filed 2000-04-24
CIK 904344

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21892

                              PINNACLE MICRO, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        33-0238563
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation organization)

                         30191 A AVENIDA DE LAS BANDERAS
                    RANCHO SANTA MARGARITA, CALIFORNIA 92688
               (Address of principal executive offices) (Zip Code)

                                 (949) 635-3000
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 2000, 14,500,089 shares of the Registrant's Common Stock were outstanding. As of March 31, 2000, the aggregate market value of the Registrant's Common Stock, held by non-affiliates of the Registrant was approximately $2,755,017 based on the closing sales price of $.19 per share of the Common Stock as of such date, as reported by the Pink Sheets published by the National Quotation Service.

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected as a result of many factors, including but not limited to the risk factors stated here and through this Report.

ITEM 1.   BUSINESS

GENERAL

Pinnacle Micro, Inc., (the "Company") is a supplier and reseller of removable optical storage systems. The Company's products read from and write data to optical media. In 1996, the Company changed its core business from reselling products manufactured by others to research, development and manufacturing. During 1997, the Company closed its research and development capabilities and all personnel associated with just the research and development activities left the Company. The Company's manufactured products range from the Vertex 2.6 GB ("GB") drive to its 4.5 terabyte multiple disk optical library systems ("optical library"). The Company resells under its own brand name compact disc ("CD") recording systems manufactured by others.

During 1998, the Company began selling its existing products on-line. Online volume sales have not been significant and have had a negative impact on margins as a result of competition from other on-line resellers.

The Company was incorporated in California in May 1987 and reincorporated in Delaware in May 1993. The Company's headquarters and operations are located at 30191A Avenida de las Banderas Rancho Santa Margarita, California 92688, and its telephone number is (949) 635-3000.

SIGNIFICANT RISK FACTORS

Readers of this Report should carefully consider, in addition to the other information contained in this Report, the following:

LOSSES, LIQUIDITY AND CAPITAL RESOURCES

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

CHANGES IN MANAGEMENT.

The Company has experienced turnover of some members of the management team, however, as of the end of the company's fiscal year, William F. Blum continues to reside as President and Chief Executive Officer. There can be no assurance that further management turnover can be prevented, the occurrence of which will have a negative effect on the Company's operations and financial results.

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

PRODUCTS

MAGNETO OPTICAL PRODUCTS

The Company's MO drive products combine proprietary firmware, electronics design, application specific integrated circuits ("ASICs") with optical OMA's manufactured by a third party. In the 3rd quarter of 1998, the Company introduced the higher capacity Ultra 5.2 GB drive sold via OEM suppliers. Despite this product's introduction, the Company's core technology and lead product continues to be the Apex 4.6 GB 5.25" MO Drive. The Vertex 2.6 GB product line was discontinued in early 1998. The Company's optical storage systems are compatible with most personal computer and workstation operating systems, including Windows NT, Windows 95, Macintosh OS, DOS, Windows and UNIX. External systems attach to a computer system and include a power supply, OMA, drive electronics, firmware, software, a SCSI cable and, where necessary, a SCSI interface card. Internal systems do not include a power supply. The Company provides a one-year warranty against defects in material and workmanship for all of its products. The Company's 3.5" 640 MB Tahoe product was discontinued in 1997.

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

The Company's Apex and CD-R product lines provided the primary source of revenue during 1999. The Company expects the CD-R product line and business to Continue to provide important revenue and product mix contributions to the Company's business.

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

SALES, MARKETING AND DISTRIBUTION

Market and industry trends are toward ever-increasing memory and storage capacity. The Apex and Ultra technology is a removable, rewritable and reliable solution, for near on-line and archival storage. Markets for Apex and Ultra technology include archiving, desktop publishing, multi-media, graphic design, medical imaging, network storage, near on-line storage and other data-intensive uses.

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

In 1999 and 1998 the Company's research and development expenditures were $0.

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

INVENTORY

Inventory values, net of reserves, for 1999 and 1998 were approximately $3,378 thousand and $3,592 thousand respectfully, a decline of over 6%. The decrease was a result of the Company's reduced sales and the establishment of reserves for excess and obsolescence of component and sub-assembly inventories to amounts consistent with the Company's current sales levels and expectations for future sales. Spare parts inventories were reserved to zero value to reflect the relatively short product life cycles of the Company's products, which reduces opportunities for revenue generating, out of warranty repair service revenues.

BACKLOG

As is the case with other companies in the electronics industry, the Company does not believe that backlog amounts are meaningful indicators of future revenues unless such backlog amounts are caused by new product introductions. Sales of the 5.2 GB Ultra drive did not meet Company expectations, therefore no significant backlog for that product exist at the end of 1999.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company seeks to obtain the appropriate proprietary rights protection for new technology it develops. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. There can be no assurance that the Company will be successful in protecting its proprietary technology. Actual protection and its assumed benefits may differ materially from Company goals as a result of their intellectual property rights and licensing strategies of the Company's competitors and of other licensors.

Certain of the Company's products are subject to patents or intellectual property rights held by third parties. The Company seeks and obtains license rights, including indemnification against infringement of such patents or intellectual property rights, as necessary. The high technology industry, including the data storage industry, has seen a great increase in patent and related litigation in the past decade. Other entities may hold patents or have applications on file, which, if valid or enforced, could adversely affect the Company's use of certain of its technologies and processes. There can be no assurance that the Company will be successful in obtaining acceptable licenser rights and terms if in fact licenses are necessary. The Company anticipates that it may have continuing obligations and expenses related to licensing third party technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion may not require the Company to enter into royalty arrangements or costly litigation.

The Company has patent applications pending in the United States and intends to file additional patent applications relating to the designs employed within certain of its products, both hardware and software. There can, however, be no assurance that any patents applied for will be granted.

EMPLOYEES

As of December 25, 1999, the Company employed 14 full-time employees. The Company's current employees are engaged in sales and administrative activities and management of the Company's outsourced activities. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. There can be no assurances that further turnover of key employees will not occur. The loss of the remaining key employees will have a material adverse impact on the Company.

ITEM 2.   PROPERTIES

The Company leases and occupies an approximately 9,000 square foot facility in Rancho Santa Margarita, California.

ITEM 3.   LEGAL PROCEEDINGS

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Pink Sheets published by the National Quotation Service under the symbol PNCL. From July 1, 1993 until February 4, 1998, the Company's common stock was traded on the NASDAQ National Market System. On February 4, 1998, the company's common stock was delisted from the NASDAQ National Market System because of non-compliance with NASDAQ's listing criteria. The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

                                        HIGH        LOW
                                    ------------------------
FISCAL YEAR 1998
     First Quarter                  $  0.563        $  0.156
     Second Quarter                 $  0.250        $  0.156
     Third Quarter                  $  0.313        $  0.156
     Fourth Quarter                 $  0.391        $  0.063

FISCAL YEAR 1999
     First Quarter                  $  0.266        $  0.063
     Second Quarter                 $  0.203        $  0.141
     Third Quarter                  $  0.188        $  0.063
     Fourth Quarter                 $  0.094        $  0.031

On March 31, 2000, the closing bid and asked quotations for the Company's common stock were $3/16, respectively, per share.

There were approximately 984 security holders of record as of March 31, 2000. Other than S Corporation distributions to the Company's existing stockholders in connection with the termination of the Company's S Corporation status on July 1, 1993, the Company has not paid cash dividends and intends to retain earnings, if any, for use in the business for the foreseeable future. Under the terms of the Company's revolving line of credit agreement, the Company is contractually restricted from paying cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

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

AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 26, 1998 AND DECEMBER 25, 1999 PRESENTED IN THIS FORM 10-K.

The following selected financial data should be read in conjunction with the Financial Statements and the accompanying notes and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein. The statement of operations data and the balance sheet for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 are derived from unaudited results as more fully described above. The statement of operations data for the years ended December 28, 1996 and December 30, 1995, and the balance sheet data at December 28, 1996, is derived from, and should be read in conjunction with, the audited financial statements for each of those years The statement of operations data set forth below with respect to the balance sheet data at December 30, 1995 is derived from unaided financial statements not included in this Form 10-K.

                                                                   UNAUDITED
                                                           ---------------------------
Fiscal Year Ended                                          Dec. 25   Dec. 26   Dec. 27 Dec. 28   Dec. 30
(In thousands except per share data)                          1999     1998     1997    1996       1995
                                                           ----------------------------------------------
STATEMENT OF OPERATIONS DATA:
         Net Sales                                          $6,556   $10,554  $31,124  $59,921   $81,844
         Gross Profit (Loss)                                   925     1,073   (8,763)  11,829    21,952
         Income (Loss) from Operations                      (2,647)   (3,912) (28,579) (18,463)   (3,274)
         Net Income (Loss)                                  (3,002)   (4,556) (30,229) (20,833)   (2,459)
         Net Income (Loss) per share (1)                    ($0.21)   ($0.31)  ($2.32)  ($2.52)   ($0.31)

                                                                   UNAUDITED
                                                           ---------------------------
                                                           Dec. 25   Dec. 26   Dec. 27 Dec. 28   Dec. 30
                                                              1999     1998     1997    1996       1995
                                                           ----------------------------------------------
BALANCE SHEET DATA:
         Working capital (deficiency)                     ($23,097) ($20,215)($15,928) $12,710   $15,527
         Total Assets                                        4,275     4,979   12,544   40,238    32,005
         Notes Payable and Long-term debt                    7,688     5,507    6,166    9,698         -
         Shareholders' equity (deficit)                    (23,023)  (20,025) (15,470)   8,503    16,741

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

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 26, 1998 AND DECEMBER 25, 1999 PRESENTED IN THIS FORM 10-K.

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

General

In 1999, the Company incurred a net loss of $3,002 thousand on net sales of $6,566 thousand. During the years 1998 and 1999 the company incurred significant and critically serious problems. The Company continues to incur significant losses and quarterly sales remain significantly below historical levels and those levels required for profitability. As of December 25, 1999, the Company's liabilities exceeded its assets by $23,023 thousand. The Company's liquidity position continues to be severely constrained. As of December 25, 1999, the Company's working capital deficiency was $23,097 thousand. The Company was unsuccessful in its attempt to transition from a reseller of OEM products to an engineering and manufacturing company and it was, accordingly, forced to abandon its research and development and manufacturing capabilities during 1997. The Company's revised strategy is to return to its original concept as a reseller of OEM products. The Company's future now depends upon its ability to obtain and sell state of the art products developed and manufactured by OEMs.

RESULTS OF OPERATIONS

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 26, 1998 AND DECEMBER 25, 1999 PRESENTED IN THIS FORM 10-K.

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

COMPARISON OF 1999 TO 1998

NET SALES. Net sales of optical storage devices decreased 38% to $6,566 thousand in 1999. The decrease was primarily attributable to the very significant decrease in the unit sales and average sales prices of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis.

GROSS PROFIT. The Company realized a gross profit of $925 thousand or 14% in 1999 compared to a gross profit of $1,073 thousand for 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 36% to $3,572 thousand and as a percentage of net sales was 54% in 1999 and 53% in 1998. The decreased absolute dollars of Selling, General and Administrative expenses can be attributed to the Company's need to decrease overall expenditures due to increased cash flow restraints. The Company continued to decrease promotional and advertising expenses along with sales and administrative staffing. The decrease as a percentage of sales is attributed to the significant decline in operating expenses that decreased at a faster pace than the decrease in gross sales.

RESEARCH AND DEVELOPMENT. Research and development expenses continues to be zero in 1999. Due to cash funding restraints and the switch to Reseller and OEM Sales, the Company has discontinued virtually all the Research and Development activities.

INTEREST INCOME AND INTEREST EXPENSE. Interest income was $0 and $1.1 thousand and interest expense was $355 thousand and $654 thousand in 1999 and 1998, respectively. The Company borrowed on its line of credit consistently during 1999 and 1998.

INCOME TAXES. Income tax expense was $0 for both 1999 and $0 for 1998.

COMPARISON OF 1998 TO 1997

NET SALES. Net Sales of optical storage devices decreased 66.0% to $10,554 thousand in 1998. The decrease was primarily attributable to the very significant decrease in unit sales and average sales price of all of the Company's products. The decreased unit sales can be attributed to increased competition, the Company's inability to acquire products for sale because of the Company's lack of financial resources and the discontinuance of certain of the Company's products. Virtually all of the Company's vendors will only sell to the Company on a prepay basis. Returns as a percentage of sales decreased from 19.4% to 9.0% in 1997 and 1998 respectfully. The product returns in 1997 and 1998 were the result of initial product quality problems with the Company's Apex and Vertex drives, stock rotation returns by the distributor channel and general returns.

GROSS PROFIT (LOSS). The Company realized a gross profit of $1,048 thousand or 10.2% in 1998 compared to a gross loss of $6,203 thousand for 1997. The gross margin loss in the prior year was principally the result of increased inventory reserves taken for component parts of the Apex and Vertex lines of inventory which were deemed excess or obsolete based upon sales projections. In addition, the Company incurred significant costs associated with the move of the Research and Development and production facilities to Colorado and back all in 1997. The gross margin realized in 1998 is principally attributable to the sale of lower cost legacy products. Inventory reserves were taken in the 4th quarter of 1998 to reserve for excess and obsolete inventory. Obsolescence reserves amounting to $1,100 thousand were taken for the Vertex line that was discontinued in early 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 86.3% to $3,912 thousand and increased as a percentage of net sales to 37.1% in 1998 from 47.4% in 1997. The decrease in absolute dollars in selling, general and administrative expenses can be attributed to the Company's need to decrease advertising and promotional expenditures and decreased sales and administrative staffs during the latter half of 1998 in response to the Company's reduced sales and its severe financial condition. The increase in percentage of net sales is attributable to the significant decline in net sales that decreased at a faster rate then the decrease in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 100.0% to zero in 1998. Due to cash funding restraints and the switch to Reseller and OEM ales, the Company has discontinued virtually all the Research and Development activities in 1998.

INTEREST INCOME AND INTEREST EXPENSE. Interest income was $1 thousand and $84 thousand and interest expense was $654 thousand and $824 thousand in 1998 and 1997, respectively. The Company borrowed on its line of credit consistently during 1998 and 1997. Additionally, the Company incurred interest expenses relating to a guarantee made on behalf of Pinnacle Micro, Inc. by William F. Blum. This guarantee amounted to $225 thousand and carries an interest rate of 5% per annum.

INCOME TAXES. Income tax expense/(income) was ($12 thousand) for 1998 and $57 thousand for 1997. During 1998 the company recorded a refund of $12 thousand from the Franchise Tax Board of California.

LIQUIDITY AND CAPITAL RESOURCES

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

The Company has continued to incur significant losses, continues to suffer serious liquidity constraints and has been unable to secure appropriate sources of additional funding.

Cash and cash equivalents at December 25, 1999 increased by $167 thousand from the December 26, 1998 balance. This increase in available cash balances at December 25, 1999 occurred principally as a result of decreased operating expenses. Operating activities provided/(used) cash and cash equivalents of ($1,997) thousand and $532 thousand in 1999 and 1998, respectively.

Inventories decreased by $214 thousand in 1999. The $510 thousand decrease in accounts receivable from 1999 to 1998 was caused by the significant decline in sales in 1999 from 1998 levels.

The Company currently has a revolving line of credit agreement with a lender, which, is collateralized by substantially all assets of the Company. The Company has a maximum availability of $10,000 thousand under the line of credit based on a percentage of eligible accounts receivable and inventories. Interest is payable monthly at the lender's reference rate (8.5% at December 25, 1999) plus 1.75%. As of December 25, 1999 through March 27, 1999, the Company was not in compliance with the terms of this line of credit. Although the Company has the maximum availability of $10,000 thousand under the line of credit based on a percentage of eligible accounts receivable and inventories, its ability to borrow against the revolving line of credit is largely dependent upon its level of eligible accounts receivable. Because of its lower than expected level of shipments, the Company's eligible accounts receivable are also lower than expected and the Company frequently has exceeded the maximum available under the line of credit. At December 25, 1999 and March 27, 1999, the Company had borrowed in excess of its available credit under the line.

Borrowings under the line of credit totaled $7,688 thousand at December 25, 1999 and $5,503 thousand at December 26, 1998.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page 16, Index to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BDO Seidman, LLP

As noted in the Company's Form 8-K dated January 6, 1998, the engagement of BDO Seidman LLP, the former independent accountants of the Company, was terminated by the resignation of BDO Seidman LLP.

PART III

EXECUTIVE OFFICER COMPENSATION

The following table sets forth compensation received for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997 by the Company's Chief Executive Officers and other executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 25, 1999 (collectively, the "Named Executive Officers"):

NAME AND PRINCIPAL POSITION        YEAR      SALARY ($)          BONUS ($)
--------------------------------------------------------------------------------
Kenneth Campbell, President (1)    1999              $0                 $0
                                   1998              $0                 $0
                                   1997        $278,670                 $0

William F. Blum (3)                1999        $157,200                 $0
President, Chief Executive
Officer,                           1998        $156,000                 $0
Chief Financial Officer            1997        $141,538                 $0

Roger Hay (4)                      1999              $0                 $0
Executive Vice President and       1998              $0                 $0
Chief Financial Officer            1997        $170,697                 $0

James G. Hanley (5)                1999              $0                 $0
Vice President of Sales            1998              $0                 $0
                                   1997        $122,717            $32,938

Charles R. McGee                   1999              $0                 $0
Vice President Human Resources     1998        $100,000                 $0
and Administration                 1997        $128,093                 $0

Jamey L. Robbins (6)               1999              $0                 $0
Vice President Research and        1998              $0                 $0
Development                        1997        $113,059                 $0


1. Effective September 30, 1997, Mr. Kenneth C. Campbell resigned from his position as President of the Company.

2. Includes $87,500 in payments Mr. William F. Blum received prior to his return to the Company as President, Chief Executive Officer and Chief Financial officer.

3. Effective August 21, 1997, Mr. William F. Blum was rehired as President, chief Executive Officer and Chief Financial Officer.

4. Effective August 28, 1997, Mr. Roger Hay resigned from his position as executive Vice President and Chief Financial Officer

5. Effective August 25, 1997, Mr. James G. Hanley resigned from his position as ice President of Sales of the Company.

6. Effective August 22, 1997, Mr. Bernard J. Wu resigned from his position as ice President of Marketing of the Company.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

Financial Statements.

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE INANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR HE YEARS ENDED 1998 AND 1999 PRINCIPALLY AS A RESUULT OF THE NDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO ONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 26, 1998 AND DECEMBER 25, 1999, PRESENTED IN THIS FORM 10-K.

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

Index to Financial Statements

     Comment on the Report of Independent Certified Public Accountants

     Balance Sheets - December 25, 1998 and December 26, 1998

     Statements of Operations - Years Ended December 25, 1999 and December 26, 1998.

     Statements of Cash Flows - Years Ended December 25, 1999 and December 26, 1998.

     Notes to Financial Statements

(2)   Financial Statement Schedule.

None

(3)  Exhibits:


      EXHIBIT NO. DESCRIPTION                                         LOCATION
      ----------- -----------                                         --------
      3.1         Certificate of Incorporation of the Company              (1)
      3.2         Bylaws of the Company, as currently in effect            (1)
      4.1         Specimen Certificate of Common Stock                     (1)
      10.1*       Pinnacle Micro, Inc. Incentive Stock Option,
                  Non-qualified Stock Option and Restricted Stock
                  Purchase Plan - 1989 (the "1989 Plan")                   (1)
      10.2*       Form of Incentive Stock Option Agreement
                  pertaining to the 1989 Plan.                             (1)
      10.3*       Pinnacle Micro, Inc. Incentive Stock Option,
                  Non-qualified Stock Option and Restricted Stock
                  Purchase Plan -- 1993 (the "1993 Plan").                 (1)
      10.4*       Form of Incentive Stock Option Agreement
                  pertaining to the 1993 Plan.                             (1)
      10.5*       Form of Non-qualified Stock Option Agreement
                  pertaining to the 1993 Plan.                             (1)
      10.6*       Form of Restricted Stock Purchase Agreement
                  pertaining to the 1993 Plan.                             (1)
      10.7        Pinnacle Micro, Inc., Employees Stock Purchase Plan      (1)
      10.8        Distributor Agreement, dated June 14, 1991, by and
                  between the Company and Merisel Inc., together with Amendment dated June 14, 1991 and Addendum dated
                  February 11, 1993.                                       (1)
      10.9        Distributor Agreement, dated July 30, 1991, by and
                  between the  Company  and  Tech  Data Corporation,
                  together with Addendum No. 1 to Distributor Agreement
                  dated July 30, 1991.                                     (1)
      10.10       Distributor Agreement, dated August 18, 1989, by
                  and between the Company and Ingram Micro D Inc.,
                  together with Addenda Nos. 1, 2, 3, 4 and 5.             (1)
      10.11       Peripherals OEM Purchase Agreement, dated May 1,
                  1991, by And between the Company and Hewlett-Packard Company, together with Amendment to Peripherals OEM
                  Agreement No. A509M, effective May 12, 1992.             (1)

      10.12       Computer Peripheral Products Company Peripheral
                  Systems Products Agreement, dated April 1, 1992, by
                  and between the Company and Computer Peripheral
                  Products Company, Sony Corporation of America.           (1)
      10.13       Basic Agreement, dated April 1, 1992, by and between
                  the Company and Sony Corp. in Japan.                     (1)
      10.14       Agreement, effective October 28, 1991, by and between
                  the Company and Olympus Optical Co., Ltd., together with Memorandum dated February 19, 1992, Addendum dated
                  August 1, 1992, Memorandum dated September 9, 1992 and
                  letter dated October 15, 1992.                           (1)
      10.15+ OKI Semiconductor Standard Products Volume Purchase Agreement, dated August 17, 1992, by and between the
                  Company and OKI Semiconductor.                           (1)
      10.16+      Nippon Pinnacle Micro, Pinnacle Micro and Ricoh Company
                  Ltd. Purchase Agreement, dated October 1, 1992, by and
                  among the Company, Nippon Pinnacle Micro and Ricoh
                  Company Ltd.                                             (1)
      10.17       Agreement on Sale and Purchase, dated January 1, 1993,
                  by and between the Company and Victor Company of Japan,
                  Limited, together with Addenda Nos. I, II and III.       (1)
      10.19       Lease, dated January 6, 1993, by and between the
                  Company and Webb/Colorado Ventures, Ltd.                 (1)
      10.20       Lease, dated February 5, 1991, by and between the
                  Company and The Irvine Company, together with
                  Amendment Nos. 1, 2, 3 and 4.                            (1)
      10.21       Form of Indemnification Agreement for officers and
                  directors of the Company.                                (1)
      10.22*      Form  of  Nonqualified  Stock Agreement pertaining
                  to the 1989 stock plan.                                  (1)
      10.23 Business Loan Agreement, dated August 4, 1994, by and between the Company and Bank of America, together with Amendment No. One, dated October 4, 1994 and Amendment
                  No. Two, dated February 2, 1995.                         (2)
      10.24(a)    Amendment No. Three, dated August 31, 1995, to Business
                  Loan Agreement, dated August 4, 1994, by and between the
                  Company and Bank of America.                             (3)
      10.24(b)    Amendment No. Four, dated October 10, 1995, to Business
                  Loan Agreement, dated August 4, 1994, by and between the
                  Company and Bank of America.                             (3)
      10.24(c)    Amendment No. Five, dated January 24, 1996, to Business
                  Loan Agreement, dated August 4, 1994, by and between the
                  Company and Bank of America.                             (3)
      10.24(d)    Amendment No. Six, dated March 28, 1996, to Business
                  Loan Agreement, dated August 4, 1994, by and between the
                  Company and Bank of America.                             (3)
      10.25++     Development, Manufacturing and Purchasing Agreement
                  dated June 30, 1995, by and between the Company and
                  Asahi Optical Co., LTD.                                  (3)
      10.26*      Employment Agreement dated December 15, 1995, by and
                  between the Company and James G. Hanley.                 (3)
      10.27*      First Amendment to the 1993 Equity Incentive Plan of
                  Pinnacle Micro Inc. (the "1993 Plan").                   (3)
      10.28*      First  Amendment  to the 1989 Equity Incentive Plan of
                  Pinnacle Micro Inc. (the "1989 Plan").                   (3)
      10.29++     Development and Manufacturing Agreement dated October
                  6, 1994, by and between the Company and Advanced
                  Hardware Architectures, Inc.                             (3)

      10.30++     Computer 2000 Purchase Agreement dated September 13,
                  1995, by and between the Company and Computer 2000.      (3)
      10.31       Stipulation of settlement - Class action - Kurtz, et al.
                  vs. Blum, et al; Case No. SAC-94-1043-GLT(EEx).          (3)
      10.32       Form of Offshore Subscription Agreement.                 (4)
      10.33       Form of Convertible Debentures.                          (4)
      10.34       Form of Registration Rights Agreement.                   (4)
      10.35       Loan and Security Agreement with Coast Business
                  Credit dated September 18, 1996.                         (5)
      10.36*      1996 Long-Term Incentive Plan.                           (6)
      10.37*      1996 Non-Employee  Directors Stock Option Plan.          (6)
      10.38*      Employment Agreement for Kenneth Campbell as of
                  December 1, 1996.                                        (6)
      10.39       Employment Agreement for Roger Hay as of December
                  1, 1996.                                                 (6)
      10.40*      Employment Agreement for Jonathan B. Eddison as of
                  December 1, 1996.                                        (6)
      10.41*      Employment Agreement for Kevin Lehnert as of
                  December 1, 1996.                                        (6)
      10.42*      Employment Agreement for David Ooley as of
                  December 1, 1996.                                        (6)
      10.43*      Stand-still and Voting Rights Agreement dated
                  December 8, 1996.                                        (6)
      10.44*      Scott Blum - Severance Agreement and Release of
                  February 13, 1997.                                       (6)
      10.45*      Employment Agreement for Bernard Wu dated as of
                  March 26, 1997.                                          (7)
      10.46*      Employment Agreement for David Nesbit dated as of
                  March 26, 1997.                                          (7)
      27.1        Financial Data Schedule.


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

------------------
* Denotes applicable executive compensation plans and arrangements of the Company.
+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.
++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

     (b)  Reports on Form 8-K

     January 6, 1998     Resignation of BDO Seidman, LLP as independent
                         auditors.
     February 4, 1998    Delisting of the Company's common stock from
                         trading on the NASDAQ National Market.
     August 22, 1998     Response to vote of unsecured creditors and
                         filing jof involuntary petition of Bankruptcy.

     February 12, 1999   Hans Imhoff and James Roszack resignation from Board
                         of Directors

               Report of Independent Certified Public Accountants

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR THE YEARS ENDED 1997 AND OPINION ON THE FINANCIAL1998 PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MAMANEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THECOMPANY FOR DECEMBER 26, 1998 AND DECEMBER 25, 1999 PRESENTED IN THIS FORM 10-K.


                              PINNACLE MICRO, INC.
                            CONDENSED BALANCE SHEETS
             (in thousands, except share and per share information)

                                                                  (Unaudited)               (Unaudited)
                                                                December 25, 1999       December 26, 1998
                                                                -----------------       -----------------

ASSETS

Current assets
Cash and cash equivalents                                      $          489            $            322
Accounts receivable, net                                                  232                         742
Inventories, net                                                        3,378                       3,592
Prepaid expenses and other current assets                                 102                         134
                                                               ---------------            ---------------

Total current assets                                                    4,201                       4,790

Furniture and equipment, net                                               27                          46
Other Assets                                                               47                         143
                                                               ---------------            ---------------
Total assets                                                   $        4,275            $          4,979
                                                               ===============            ===============


Current liabilities
Note payable                                                            7,688                       5,503
Accounts payable                                                       17,176                      17,366
Accrued expenses                                                        2,385                       2,036
Payroll related liabilities                                                49                          99
                                                               ---------------            ---------------
Total current liabilities                                              27,298                      25,004

Stockholders' equity
Common stock, $.001 par value: Aurthorized shares, 30,000,000
Issued and outstanding 14,500,089 at December 25, 1999 and
    14,500,089 at December 26, 1998                                        15                          15
Additional paid-in capital                                             34,977                      34,977
Accumulated deficit                                                   (58,015)                    (55,017)
                                                                ---------------            --------------
Total stockholders' equity                                            (23,023)                    (20,025)
                                                                ---------------            --------------
                                                                $       4,275              $        4,979
                                                                ===============            ==============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.




                                                       PINNACLE MICRO, INC.
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except share and per share information)


                                                      (Unaudited)                                 (Unaudited)
                                                13 Weeks Ended    13 Weeks Ended           52 Weeks Ended      52 Weeks Ended
                                                 Dec 25, 1999      Dec 26, 1998             Dec 25, 1999         Dec 26, 1998
                                                 ------------      ------------             ------------         ------------

Net sales                                        $      1,255      $      2,305             $      6,566         $     10,554
Cost of sales                                           1,062             3,136                    5,641                9,481
                                                 ------------      ------------             ------------          -----------
Gross profit                                              193              (830)                     925                1,073
                                                 ------------      ------------             ------------          -----------
Operating expenses:
Selling, general, and administrative expenses             883             1,097                    3,572                5,610
Research and development expenses                          -                 -                        -                    -
Nonrecurring charges                                       -                 -                        -                    -
                                                 ------------      -------------            ------------          -----------
Total operating expenses                                  883             1,097                    3,572                5,610
                                                 ------------      -------------            ------------          -----------
Operating loss                                           (690)           (1,928)                  (2,647)              (4,537)
                                                 ------------      -------------            ------------          -----------
Other income (expense):
Interest income/expense                                  (193)             (160)                    (355)                 (19)
Non-cash interest expense related
to convertble debenturees                                  -                 -                        -                    -
                                                 ------------      ------------             ------------          -----------
Total other income (expense)                             (193)             (160)                    (355)                 (19)
                                                 ------------      -------------            ------------         ------------
Loss before income taxes                                 (883)           (2,088)                  (3,002)              (4,556)

Income tax expense                                                          -                         -                    -
                                                 ------------      -------------            ------------         ------------
Net loss                                          $      (883)     $     (2,088)            $     (3,002)        $     (4,556)
                                                 ============      =============            ============         ============

Loss per common share
Basic                                                  ($0.06)           ($0.14)                  ($0.21)              ($0.31)
Diluted                                                ($0.06)           ($0.14)                  ($0.21)              ($0.31)

Weighted average number of common and potential
  common shares outstanding used in computation of
   loss per share
Basic                                              14,500,089        14,500,089               14,500,089           14,500,089
Diluted                                            14,500,089        14,500,089               14,500,089           14,500,089


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              PINNACLE MICRO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                           (Unaudited)           (Unaudited)
                                         52 Weeks Ended        52 Weeks Ended
                                        December 25, 1999     December 26, 1998
                                        -----------------     -----------------

Cash Flows from Operating Activities
Net loss                                $         (3,001)   $            (4,556)
Adjustments to reconcile net income
(loss) to net cash used in
operating activities:
Depreciation and amortization                         44                    401
Provision for doubtful accounts                        -                     -
Provision for product returns and price protection     -                     -
Changes in operating assets and liabilities:
Accounts receivable                                  510                  4,111
Inventories                                          214                  2,812
Prepaid expenses and other assets                     31                    242
Other assets                                          96                   (132)
Accounts payable and accrued expense                 159                 (2,321)
Payroll related liabilities                          (50)                   (25)
Other liabilities                                      -                      -
                                                 -------                -------
Net cash provided by (used in) operating
activities                                        (1,997)                   532
Cash Flows from Investing Activities
Proceeds from disposal of furniture and equipment      -                      -
Purchase of furniture and equipment                   21                      -
                                                 -------                -------
                                                     (21)                     -
Cash Flows from Financing Activities
Net cash provided by (used to) repay note
payable                                            2,185                   (663)
                                                 -------                -------
Net cash provided by (used in) financing
activities                                         2,185                   (663)

Increase (Decrease) in cash and cash equivalents     167                   (131)
Cash and cash equivalents at beginning of period     322                    454
                                                  -------                ------
Cash and cash equivalents at end of period           489                    323



Supplement Cash Flow Information

Cash paid during the period for:
Interest                                             183                    293
Income taxes                                           -                      -


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

                                December 25, 1999

                                   (UNAUDITED)

THE COMPANY HAS BEEN UNABLE TO OBTAIN AN AUDIT OPINION ON THE FINANCIAL STATEMENTS AND NOTES THERTO FROM ITS INDEPENDENT AUDITOR FOR THE YEARS ENDED 1997 AND 1998 PRINCIPALLY AS A RESUULT OF THE INDEPENDENT AUDITOR'S CONCERN OVER THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. CONSEQUENTLY, THE FINANCIAL STATEMENTS AND NOTES THERETO, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, HEREIN CONTAINED ARE PRESENTED AS UNAUDITED. THE READER OF THE FINANCIAL STATEMENTS, NOTES, SELECTED FINANCIAL DATA, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD CAREFULLY CONSIDER THE LACK OF AN INDEPENDENT AUDITORS ATTESTATION TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY FOR DECEMBER 25, 1999 AND DECEMBER 26, 1998 PRESENTED IN THIS FORM 10-K.

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Pinnacle Micro, Inc., (the "Company") acquires and markets optical storage systems for data intensive applications for use both with stand-alone and networked personal computers and workstations.

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

FISCAL YEARS

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal 1999 ended on December 25, 1999 and the fiscal 1998 ended on December 26, 1998.

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

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

FOREIGN CURRENCY TRANSACTIONS

Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. There were no foreign currency transaction gains or losses in 1999 and 1998.

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

NET INCOME (LOSS) PER SHARE

In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS-128"), Earnings Per Share. FAS-128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options or in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and therefore excluded from the calculation. The weighted average number of shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All income (loss) per share amounts for all prior periods have been restated to conform to the requirements of FAS-128. The weighted average common shares outstanding used in the computation of income (loss) per share have been retroactively restated to reflect the 1995 stock dividend.

2.   GOING CONCERN ISSUES

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

3.   INVENTORIES

Inventories consist of the following:


                                                (UNAUDITED)       (UNAUDITED)
                                                  1999                 1998
                                                -------------     -------------

(IN THOUSANDS)
Components and work-in-process                   $10,466               $11,204
Finished Goods                                       875                   845
Reserve for excess inventory and obsolescence     (7,963)               (8,457)
                                               --------------     --------------
                                                  $3,378                $3,592
                                               ==============     ==============

Management has determined the reserve for excess inventory and obsolescence by reviewing expected product life cycles, assessing current inventory levels and analyzing projected sales levels. Inventory in excess of expected sales requirements and inventory expected to become obsolete has been fully reserved.

4.    FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                 (UNAUDITED)       (UNAUDITED)
                                                     1999              1998
                                                 -------------     -------------

(IN THOUSANDS)
Furniture and equipment                              $1,115              $2,662
Computers                                             1,322               1,661
Leasehold improvements                                    2                   -
Gross furniture and equipment                         2,036               4,323
Accumulated depreciation and amortization            (3,617)             (7,903)
Reserve for furniture and equipment disposition          -                 (697)
                                                 -------------     -------------
Net furniture and equipment                            $858                 $46


The reserve for furniture and fixture disposition has been estimated by management based upon the Company's current utilization of computers and furniture and equipment. All computers or furniture and equipment which are not being utilized have been reserved for any amounts in excess of their market value. Assets that cannot be located have been fully reserved.

5.   NOTE PAYABLE

The Company has a $10,000 thousand revolving line of credit agreement with a lending institution which is collateralized by substantially all assets of the Company and which expired on September 30, 1999. Outstanding borrowings on this line of credit were $7,688 thousand and $5,503 thousand at December 25, 1999 and December 26, 1998, respectively. The total unused amount available at December 25, 1999 was zero and at December 26, 1998 was zero. Borrowings on this line credit are based on a percentage of eligible accounts receivable and inventories. As of December 25, 1999, the Company was not in compliance with the terms of the line of credit and had borrowed in excess of its available credit under the eligibility formulas. If it is in compliance with the terms of the line of credit, the Company can obtain up to $3,500 thousand in letters of credit pursuant to this agreement; there were no such obligations under standby letters of credit at December 26, 1998 or December 27, 1997. Interest is payable monthly at the institution's reference rate (8.50% at December 25, 1999 and 8.50% at December 26, 1998) plus 1.75%. At December 26, 1998, the Company was not in compliance with the principal terms of the line of credit agreement.

6.   STOCKHOLDERS' EQUITY

STOCK OPTIONS AND STOCK PURCHASE PLANS

Under terms of the Company's stock option plans (the "Plans"), 3,605,000 shares of the Company's common stock are reserved for the granting of incentive stock options and nonqualified stock options, and the sale of restricted common stock to the Company's key employees and non-employee directors. Options may not be granted at a price that is less than fair market value on the date of grant, as determined by the Company's Board of Directors, while restricted common stock may be sold at any price. Options generally vest over 36 months and must be exercised within 10 years from the date of grant. During 1996, the Company adopted the 1996 Non-Employee Directors Stock Option Plan under which eligible directors will automatically receive initial option grants to purchase 25,000 shares upon joining the Company's board of directors and additional option grants to purchase 10,000 shares after each subsequent annual meeting of the Company's stockholders. For financial reporting purposes, compensation expense, representing the excess of the deemed value for accounting purposes of the stock issuable upon exercise of the options over the aggregate exercise price of such options, amounting to $50,000, was deferred in 1992 and was amortized over the vesting periods of the respective option grants. This compensation expense was fully amortized at December 30, 1995. During 1997 and 1996, the Company recognized $72 thousand and $9 thousand, respectively, of compensation expense related to the issuance of stock options to non-employees. There was no such expense for the year 1995.

The following is a summary of the activity under the Company's stock option plans:

                                                Number of Shares            Option Price
                                                 Under Option                per Share
                                             --------------------------------------------

Options outstanding at December 31, 1994               288,816              $0.33 - 12.00
  Granted                                              737,700               6.41 - 15.17
  Exercised                                            (24,055)               0.87 - 8.83
  Canceled                                             (95,007)              6.41 - 11.17
                                             --------------------------------------------

Options outstanding at December 30, 1995               907,454               0.33 - 15.17
  Granted                                            1,841,175               3.69 - 15.00
  Exercised                                            (15,010)               0.33 - 6.59
  Canceled                                          (1,080,886)              0.33 - 15.17
                                             --------------------------------------------

Options outstanding at December 28, 1996             1,652,733               0.33 - 15.17
  Granted                                              958,450                0.75 - 4.81
  Exercised                                             (1,500)                      0.88
  Canceled                                          (1,891,326)              0.88 - 15.17
                                             --------------------------------------------

Options outstanding at December 27, 1997               718,357               0.33 - 14.25
  Granted                                                    -                          -
  Exercised                                                  -                          -
  Canceled                                                   -                          -
                                             --------------------------------------------

Options outstanding at December 26, 1998               718,357               0.33 - 14.25
  Granted                                                    -                          -
  Exercised                                                  -                          -
  Canceled                                                   -                          -
                                             --------------------------------------------

Options outstanding at December 25, 1999               718,357               0.33 - 14.25
  Granted                                                    -                          -
  Exercised                                                  -                          -
  Canceled                                                   -                          -
                                             --------------------------------------------


The weighted average option price per share was $4.77, $4.77, $4.77, $6.40 and $7.15 for options outstanding at December 25, 1999, December 26, 1998, December 28, 1997 and December 28, 1996, respectively.

Information relating to stock options at December 25, 1999 summarized by exercise price is as follows:


Range of                              Options Outstanding                Options Exercisable
Exercise Prices                        Weighted Average                    Weighted Average
Per Share            Shares         Life (Year)      Exercise Price         Shares   Exercise Price
------------------------------------------------------------------------------------------------------------

$0.33 to $5.50       325,691              8.54                  2.63        167,524         $2.64
$6.00 to $6.00       260,166              8.73                     6        234,499             6
$6.25 to $6.25        25,000              8.77                  6.25          8,333          6.25
$6.41 to $6.41         9,000              7.02                  6.41          6,000          6.41
$6.59 to $8.83        91,500              7.17                  7.76         85,000          7.85
$11.00 to $11.00       4,250              7.61                    11          4,000            11
$14.25 to $14.25       2,750              8.11                 14.25            916         14.25
                           0                                                      0
                  ------------------------------------------------------------------------------------------
$0.33 to $14.25      718,357              8.42                  4.77        506,272         $5.26

                  ==========================================================================================

In addition, the Company has an employee stock purchase plan which allows employees to purchase directly from the Company shares of the Company's common stock at a 15% discount from the market price, and to pay the purchase price in installments by payroll deductions. The Company has reserved 150,000 shares for granting under the employee stock purchase plan. During 1997, 83,906 shares of common stock were purchased under this plan at an average price of $1.41. During 1996 and 1995, 19,737 and 14,938 shares of common stock were purchased under this plan at average prices of $4.95 and $9.04, respectively, prior to considering the impact of the stock dividend. As of December 28, 1996, the Company's employee stock purchase plan liability (included under the caption "Payroll Related Liabilities" in the accompanying balance sheets) totaled $230,000. There was no such liability as of December 25, 1999 or December 26, 1998.

Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if such compensation cost for the Company's stock option and purchase plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: 0% dividend yield; expected volatility of 30%, 19% and 19%; respectively, risk free interest rates of 5.45%, 6.37% and 6.92%; respectively, and expected lives of 3 years. For purpose of calculating compensation cost in 1997, the offsetting effect of significant cancellations of options granted in prior years would have resulted in a decrease in the net loss and a decrease in the net loss per share on a pro forma basis. This is because the effect of actual forfeitures are recognized as they occur. Accordingly, the actual net loss and pro forma net loss for 1997 are the same. There were no grants in 1999.

Under the accounting provisions of FAS 123, the Company's net loss and net loss per share for 1997 would remain unchanged and the net loss and net loss per share for 1996 would have been increased to the pro forma amounts indicated below:


                                                                  NET LOSS: FOR THE YEARS
                                                               1999         1998         1997
                                                        -----------------------------------------

(IN THOUSANDS EXCEPT PER SHARE DATA)
As Reported                                                    ($3,002)      ($4,556)    ($30,229)
Pro forma                                                      ($3,002)      ($4,556)    ($30,229)

Net Loss per share:                                             ($0.21)       ($0.31)      ($2.32)
Pro forma                                                       ($0.21)       ($0.31)      ($2.32)


7.   INCOME TAXES

Income tax expense (benefit) consists of the following:

                                    UNAUDITED         UNAUDITED        UNAUDITED
                                       1999             1998             1997
                                    --------------------------------------------
(IN THOUSANDS)
Current:
  State                                   -                -             $41
  Foreign                                 -                -              19
                                    --------------------------------------------
                                          -                -             $57
Deferred:
  State                                   -                -               -
  Federal                                 -                -               -
                                    --------------------------------------------
                                          -                -             $57

8.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these other legal matters will have a material adverse effect on the Company's financial statements.

Operating Leases

The Company leases its facilities and equipment under various noncancellable operating leases for terms of up to four years. Future minimum lease payments under these leases as of December 25, 1999 are as follows:

                    (UNAUDITED)
(in thousands)

     2000                  $8.2
     2001                   8.2
                       --------
                          $16.4
                       --------

9.  EMPLOYEE BENEFITS

The Company maintains an elective retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees are allowed to contribute up to 15% of their cash compensation. The Company can make contributions to the plan at the discretion of management. There were no contributions to the plan in 1999,1998 or 1997. The year 1996 was the first year of the plan.

10.  MAJOR CUSTOMERS, EXPORT SALES AND GEOGRAPHIC SEGMENT INFORMATION

In 1999 and 1998 the Company's sales were spread over various customers and no one customer made up more than 10% of net sales. Most of the Company's sales and assets are located in the United States.

11. SUBSEQUENT EVENTS

ON APRIL 20, 2000, THE COMPANY, FILED IN THE UNITED STATES BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA, SANTA ANA DIVISION, A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES BANKRUPTCY CODE, CASE NUMBER SA00-13261-LR.

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

APRIL 20, 2000 BY: /s/ WILLIAM F. BLUM
-------------- -----------------------

Date           William F. Blum
               Chairman, President, Chief Executive Officer and
               Chief Financial Officer and Chief Accounting
               Officer and a Director